Form 10-Q
period 2023-06-30
EQT Exeter Real Estate Income Trust, Inc.
filed 2023-08-31
CIK 1946997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
Commission File Number: 333-273163

EQT Exeter Real Estate Income Trust, Inc.
(Exact name of Registrant as specified in its charter)

Maryland	88-4108741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Five Radnor Corporate Center
100 Matsonford Road, Suite 250
Radnor, Pennsylvania 19087
(Address of principal executive offices) (Zip Code)
(610) 828-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant's Registration Statement on Form S-11 (SEC File No. 333-273163) was declared effective on August 1, 2023.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of August 31, 2023 was 20,000, all of which were Class E shares.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EQT Exeter Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$417,626	$199,935
Total Assets	$417,626	$199,935
Liabilities and Equity
Total Liabilities	$—	$—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 and 10,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable prior to December 31, 2024 at $50 redemption premium per share) and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	220,000	—
Common Stock - Class T Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class S Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class D Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class I Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class E Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized and 20,000 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	200	—
Common Stock - $0.01 par value per share, 0 and 1,000,000,000 shares authorized and 0 and 20,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(2,374)	(65)
Total Equity	417,626	199,935
Total Liabilities and Equity	$417,626	$199,935

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
Expenses
Bank fees	$965	$965
Total Expenses	965	965
Net loss	$(965)	$(965)
Dividends to preferred stockholders	(1,344)	(1,344)
Net loss attributable to common stockholders	$(2,309)	$(2,309)
Net loss per share of common stock - basic and diluted	$(0.12)	$(0.12)
Weighted-average shares of common stock outstanding - basic and diluted	20,000	20,000

There were no operations during the three and six months ended June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

		Par Value
	Preferred Stock Class A	Common Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class E	Additional Paid- In Capital	Accumulated Deficit	Total Equity
Balance at January 1, 2023 and March 31, 2023	$—	$200	$—	$—	$—	$—	$—	$199,800	$(65)	$199,935
Net loss	—	—	—	—	—	—	—	—	(965)	(965)
Common stock reclassification	—	(200)	—	—	—	—	200	—	—	—
Issuance of preferred stock	220,000	—	—	—	—	—	—	—	—	220,000
Preferred stock dividend	—	—	—	—	—	—	—	—	(1,344)	(1,344)
Balance at June 30, 2023	$220,000	$—	$—	$—	$—	$—	$200	$199,800	$(2,374)	$417,626

There were no operations during the three and six months ended June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

For the Six Months Ended
June 30, 2023
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(965)
Net cash used in operating activities	(965)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock issuance	220,000
Dividends paid on preferred shares	(1,344)
Net cash provided by financing activities	218,656
Net increase in cash	$217,691
Cash and cash equivalents at beginning of period	$199,935
Cash and cash equivalents at end of period	$417,626

There were no operations during the six months ended June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
1. Organization and Business Purpose
EQT Exeter Real Estate Income Trust, Inc. (the “Company”) was formed on September 2, 2022, as a Maryland corporation and intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2024. The Company was organized to invest primarily in stabilized, income oriented commercial real estate in the United States. The Company is the sole general partner of EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (“EQRT OP”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”), and an affiliate of the Company's advisor owns a special limited partner interest in EQRT OP. Substantially all of the Company’s business will be conducted through EQRT OP, which as of June 30, 2023, had not commenced its principal operations. The Company and EQRT OP will be externally managed by Exeter Property Group, LLC (the “Adviser”), an affiliate of EQT AB (the “Sponsor”).
As of June 30, 2023, the Company had neither purchased nor contracted to purchase any investments and no real estate or real estate-related investments were deemed probable.

2. Capitalization
As of June 30, 2023 and December 31, 2022, the Company was authorized to issue up to 2,100,000,000 and 1,000,000,000 shares of common stock, par value $0.01 per share, respectively, and up to 100,000,000 and 10,000,000 shares of preferred stock, par value $0.01 per share, respectively. Of the 100,000,000 shares of preferred stock authorized as of June 30, 2023, 220 shares were issued and classified as Class A shares.
As of June 30, 2023 and December 31, 2022, the Company had the following classes of common stock authorized, issued and outstanding:

		June 30, 2023		December 31, 2022
Classification	Par Value Per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Common Stock	$0.01	—	—	1,000,000,000	20,000
Class T Shares	$0.01	500,000,000	—	—	—
Class S Shares	$0.01	500,000,000	—	—	—
Class D Shares	$0.01	500,000,000	—	—	—
Class I Shares	$0.01	500,000,000	—	—	—
Class E Shares	$0.01	100,000,000	20,000	—	—
Total		2,100,000,000	20,000	1,000,000,000	20,000

On August 1, 2023, the Company registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in its primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The Company will accept purchase orders and hold investors’ funds from the Offering in an interest-bearing escrow account until the Company receives purchase orders for at least $25,000,000 of its common stock or units of EQRT OP in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and the Company’s directors and officers, which purchases are not limited in amount) and the Company’s board of directors has authorized the release of funds in the escrow account to the Company. After the commencement of the Offering, the Company will call upon EQT Exeter Holdings US, Inc. (“EQT Exeter Holdings”), an affiliate of the Sponsor, to purchase $25,000,000 in Class E units of EQRT OP in satisfaction of the minimum offering amount and break escrow in the Offering. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.
EQT Exeter Holdings has committed to purchase $200,000,000 in Class E shares of the Company’s common stock or Class E units of EQRT OP, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their employees. The Sponsor Committed Amount is inclusive of the $25,000,000 of Class E units of EQRT OP that the Company will call upon EQT Exeter Holdings to purchase in satisfaction of the minimum offering amount. Class E shares and Class E units are not available for purchase in the Offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) the Company’s officers and directors. During the escrow period, the per share purchase price for Class E shares and Class E units will be $10.00 per share or unit. After the close of the escrow period, Class E shares and Class E units will be sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to the Adviser or the performance participation allocation to the Special Limited Partner.
For information regarding repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount, See Note 3, "Summary of Significant Accounting Policies- Share Repurchases".
As of June 30, 2023 and December 31, 2022, the Company was capitalized with a $200,000 investment by the Adviser in exchange for the issuance of 20,000 shares of the Company’s common stock. These shares were reclassified as Class E shares of common stock on June 21, 2023. The Adviser may not sell, transfer or dispose of these 20,000 shares to any party other than an affiliate of the Adviser while the Sponsor or any affiliate serves as the sponsor to the Company.
On June 9, 2023, the Company issued 220 shares of Class A preferred stock to eight officers and employees of the Adviser and its affiliates at a price of $1,000 per share. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in the Company’s discretion by payment of $1,000 per share plus a $50 per share redemption premium in the event of redemption prior to December 31, 2024. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security.

3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and EQRT OP and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statement as of December 31, 2022 included in the Company's Registration Statement on Form S-11 (SEC File No. 333-273163) filed with the SEC on July 7, 2023.
All intercompany balances and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.
There is no comprehensive income (loss) so the consolidated statement of comprehensive income (loss) is not presented.
Cash and Cash Equivalents
Cash represents cash held in banks, and cash on hand. The Company may at times have bank balances in excess of federally insured amounts. The Company did not hold any cash equivalents as of June 30, 2023 and December 31, 2022.

Income Taxes
The Company is a taxable corporation for the periods ended June 30, 2023 and December 31, 2022. The Company intends to make an election to be taxed and to operate in a manner that will allow it to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. The Company had no taxable income for the year ended December 31, 2022 and anticipates that it will have little or no taxable income for the taxable year ending December 31, 2023. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses
The Adviser or its affiliates are initially paying all organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through the first anniversary of the date the Company releases escrow proceeds for the Offering. Pursuant to the advisory agreement among the Company, EQRT OP and the Adviser dated July 31, 2023, the Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following the first anniversary of the date the Company releases escrow proceeds for the Offering.

As of June 30, 2023 and December 31, 2022, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of $3,754,215 and $1,850,487, respectively. These organization and offering expenses are not recorded in the accompanying consolidated financial statements because such costs do not represent liabilities of the Company until the date the Company releases escrow proceeds for the Offering. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheet.
Operating Expenses
Operating expenses incurred directly by the Company are expensed in the period incurred. Such amounts totaled $965 and represented bank fees for the three and six months ended June 30, 2023. The Adviser will advance, on behalf of the Company, certain of the Company's general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of the Company's outstanding shares of common stock, along with EQRT OP units held by parties other than the Company, reaches $500 million and (ii) one year from the commencement of the Offering, at which point the Company will reimburse the Adviser for all such advanced general and administrative expenses ratably over the 60 months following such date.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain selected dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s common stock unless they elect to receive their distributions in cash. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain selected dealers that do not permit automatic enrollment in the Company’s distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares purchased under the distribution reinvestment plan will be equal to the most recently disclosed transaction price for such shares at the time of the record date for the distribution. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares under the distribution reinvestment plan; however, all outstanding Class T, Class S and Class D shares, including those purchased under the distribution reinvestment plan, will be subject to ongoing distribution fees.
Share Repurchases
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to a number of limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class T, Class S, Class D, Class I and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company’s common stock, if any, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months).
EQT Exeter Holdings and affiliates of the Sponsor and their employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all of such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of the Company’s outstanding shares of common stock, along with the EQRT OP units held by parties other than the Company, reaches $1.0 billion and (ii) three years from the date of the initial investment by EQT Exeter Holdings. Following such date, Class E shares and Class E units purchased in connection with the Sponsor Committed Amount will be eligible for repurchase by the Company; provided, that the Company will only process repurchases of such Class E shares or Class E units after all other stockholder repurchase requests have been processed and such repurchases will be subject to the 2% monthly and 5% quarterly limitations on repurchases pursuant to the share repurchase plan. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction (defined below). Shares held by the Adviser acquired as payment of the Adviser’s management fee will not be subject to the share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction (defined below), and will not be included in the calculation of the Company’s aggregate NAV for purposes of the 2% monthly or 5% quarterly limitations on repurchases. Notwithstanding the foregoing, the Company has adopted a policy that requires the affiliated-transactions committee of the Company’s board of directors to approve any repurchase request of the Adviser for Class E shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through the share repurchase plan, would cause the Company to exceed the 2% monthly or 5% quarterly repurchase limitations of the share repurchase plan. Such approval must find that the repurchase will not impair the Company’s capital or operations and is consistent with the fiduciary duties of the Company’s independent directors. In addition, any repurchases of shares in respect of distributions on the performance participation interest will not be subject to the Early Repurchase Deduction (defined below) but will be subject to the 2% monthly and 5% quarterly limitations on repurchases.
Shares would be repurchased at a price equal to the transaction price in effect on the applicable repurchase date, subject to any Early Repurchase Deduction. Shares that have not been outstanding for at least one year would be repurchased at 98% of the transaction price (“Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan nor will it apply in the following circumstances (subject to the conditions described in the share repurchase plan): repurchases resulting from death, qualifying disability or divorce; in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $500 minimum account balance; or due to trade or operational error. The Company will begin the share repurchase plan in the first month of the first full calendar quarter following the conclusion of the escrow period for the Offering. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. The Company’s board of directors may make exceptions to modify or suspend the share repurchase plan if it deems in its reasonable judgment such action to be in the Company’s best interest. The Company’s board of directors will not terminate the share repurchase plan absent a liquidity event which results in the Company’s stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law.
Net Loss per Share of Common Stock
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The Company does not have any dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.
4. Related Party Transactions
The Company and EQRT OP entered into an advisory agreement with the Adviser on July 31, 2023. Pursuant to the advisory agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

The Company will pay the Adviser a management fee equal to 1.25% of the aggregate NAV represented by the Company’s Class T shares, Class S shares, Class D shares and Class I shares per annum, payable monthly in arrears. Additionally, to the extent that EQRT OP issues EQRT OP units to parties other than the Company, EQRT OP will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of EQRT OP attributable to such Class T, Class S, Class D and Class I EQRT OP units not held by the Company per annum, payable monthly in arrears. No management fee will be paid with respect to Class E shares or Class E units of EQRT OP. The management fee will be paid, at the Adviser’s election, in cash, Class E shares of common stock, or Class E units of EQRT OP. The Adviser has agreed to waive its management fee for the first six full calendar months following the date the Company releases escrow proceeds for the Offering. If the Adviser elects to receive any portion of its management fee in Class E shares or Class E units of EQRT OP, the Company may be obligated to repurchase such Class E shares or Class E units from the Adviser at a later date. Such repurchases will be outside the Company’s share repurchase plan and thus will not be subject to the repurchase limits of the share repurchase plan or any Early Repurchase Deduction.
See Note 3, “Summary of Significant Accounting Policies – Share Repurchases.”
So long as the advisory agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in EQRT OP that entitles it to receive an allocation from EQRT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the EQRT OP Amended and Restated Limited Partnership Agreement). Such allocation will be measured annually and accrued monthly. Class E units of EQRT OP will not be subject to the performance participation allocation. Distributions on the performance participation interest may be distributable in cash or Class E units at the election of the Special Limited Partner.
In addition, EQTE Brokerage LLC, (the “Dealer Manager”), an affiliate of the Adviser, serves as the dealer manager for the Offering. The Dealer Manager registered as a broker dealer with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) on May 16, 2023. The Company entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering on August 1, 2023.
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; however, such amounts may vary for certain selected dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares, Class E shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan.
Subject to FINRA limitations on underwriting compensation and certain other limitations and subject to the provisions for the conversion of Class T shares, Class S shares and Class D shares into Class I shares, the Dealer Manager will also receive a distribution fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. There is no distribution fee with respect to Class I shares or Class E shares. The distribution fees will be paid monthly in arrears. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to selected dealers and servicing broker-dealers, and will rebate distribution fees to the Company to the extent a broker-dealer is not eligible to receive them. The Company will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, 8.75% (or a lower limit as set forth in the applicable agreement between the Dealer Manager and a selected dealer at the time such shares were issued) of the gross proceeds from the sale of such shares and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan) (collectively, the “Fee Limit”). At the end of such month, each such Class T share, Class S share or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. The Company will accrue the cost of the distribution fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering.
The Company intends to retain an affiliate of the Adviser to provide property management and leasing services for most, if not all, of the properties the Company acquires. The Company may retain an affiliate of the Adviser to provide development and construction services for certain properties the Company acquires. In addition, the Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including accounting services (including valuation support services), account management services, corporate secretarial services, data management services, directorship services, information technology services, finance/ budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Adviser’s affiliates may charge fees and expenses to the Company for the provision of such services. EQRT OP may also issue equity incentive compensation to certain employees of such affiliates for services provided. Any compensation paid to the Adviser’s affiliates for any such services will not reduce the management fee nor the performance participation allocation.
In addition to the organization, offering and general and administrative expense reimbursements described herein, the Company intends to reimburse the Adviser for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, and (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliated person.
The Company does not intend to pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. The Company will, however, reimburse the Adviser for out-of pocket expenses in connection with the selection and acquisition of properties and real estate related securities, whether or not such investments are acquired, and make payments to third parties in connection with making investments.
On July 11, 2023, the Adviser and EQRT OP entered into an Investment Management Agreement (the “Investment Management Agreement”) with J.P. Morgan Investment Management Inc. (“JP Morgan”). Pursuant to the Investment Management Agreement, JP Morgan will serve as a sub-advisor to the Adviser and act as the investment manager for the Company’s portfolio of short-term investments, which may include real estate related securities. Under the terms of the Investment Management Agreement, JP Morgan’s fee for its services will be paid entirely by the Adviser and not by the Company.
On June 9, 2023, the Company issued 220 shares of Class A preferred stock to eight officers and employees of the Adviser and its affiliates at a price of $1,000 per share. See Note 2, "Capitalization."
5. Economic Dependency
The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.
6. Commitments and Contingencies
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
7. Subsequent Events
As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “EQRT” “Company,” “we,” “us,” or “our” refer to EQT Exeter Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in our prospectus filed with the Securities and Exchange Commission ("SEC") on August 2, 2023 (our "prospectus") and elsewhere in this quarterly report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled "Risk Factors" in our prospectus, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
We are a Maryland corporation formed on September 2, 2022. We were formed to invest primarily in stabilized, income oriented commercial real estate in the United States in a range of asset types. To a lesser extent, we also plan to invest in real estate related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We are an externally advised, perpetual-life corporation. We are externally managed by Exeter Property Group, LLC (our "Adviser" or "EQT Exeter"), an affiliate of EQT AB (our "Sponsor").
Our investment objectives are to invest in assets that will enable us to:
•generate current income in the form of regular stable cash distributions to achieve an attractive cash yield;
•preserve and protect invested capital;
•provide a source of potential inflation protection and realize appreciation in net asset value from proactive investment management and asset management; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than listed public real estate companies.
We cannot assure you that we will achieve our investment objectives. In particular, we note that the net asset value (“NAV”) of non-traded REITs may be subject to volatility related to the values of their underlying assets.
We plan to own all or substantially all of our assets through our operating partnership, EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership"), of which we are the sole general partner.
Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement among us, the Operating Partnership and our Adviser, however, we have delegated to our Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. Affiliates of our Adviser also have extensive experience in providing responsive and professional property management and leasing services as well as development and construction services. We expect to retain an affiliate of our Adviser to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed. We believe our most compelling potential competitive strength is our relationship with EQT Exeter, a premier investment manager and, of crucial importance, a vertically integrated operator built on the talent and experience of an extensive network of “hyper-local” real estate professionals.
As of June 30, 2023, we have neither engaged in any operations nor generated any revenues. Our entire activity since inception to June 30, 2023 has been to prepare for our proposed fundraising through our initial public offering of our common stock. We have registered with the SEC an offering of up to $5,000,000,000 in shares of common stock (the "Offering"), consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan.
After we have received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by our Adviser, our Sponsor, their affiliates and our directors and officers, which purchases are not limited in amount) and our board of directors has authorized the release of such funds to us from escrow, we intend to contribute the net proceeds from the Offering and the net proceeds raised from the sale of shares of our common stock in separate private transactions that are not used or retained to pay the fees and expenses attributable to our operations to the Operating Partnership in respect of Operating Partnership units that correspond to the classes of our shares sold. Purchase orders for all classes of shares of our common stock or units of the Operating Partnership will count toward satisfaction of the minimum offering amount for the Offering of $25,000,000, including any combination of purchase orders for Class T, Class S, Class D, Class I and Class E shares of our common stock and Class T, Class S, Class D, Class I and Class E units of the Operating Partnership as well as other classes of shares of our common stock or units of the Operating Partnership units we determine to offer, whether in the Offering or in separate private transactions. Shares purchased by our Adviser, our Sponsor, their affiliates and our directors and officers will be purchased for investment purposes only and not for resale. After the commencement of the Offering, we will call upon EQT Exeter Holdings US, Inc. (“EQT Exeter Holdings”), an affiliate of our Sponsor, to purchase $25,000,000 in Class E units of the Operating Partnership in satisfaction of the minimum offering amount and break escrow in Offering.
As of June 30, 2023, we had neither acquired nor entered into any arrangements to acquire any properties or real estate-related securities. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we are acquiring such assets.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than regional or global economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus.
Specifically, the U.S. real estate markets continue to be impacted by the challenging macroeconomic environment, including the uncertainties and disruptions resulting from the COVID-19 pandemic, higher inflation, geopolitical uncertainty and particularly the effect of the current interest rate environment. We believe our Adviser is positioned to address what it believes to be a long-term fundamental shift in the consumption of goods, driven chiefly by e-commerce adoption and increasingly demanding and dynamic consumer preferences. We expect to invest in the property types that are helped by the manner in which the COVID-19 pandemic has accelerated fundamental changes in the way Americans use real estate to consume, work and live. We expect additional opportunities from the growing trend of “on shoring” back to the United States, particularly in strategic sectors as companies look to strengthen their local supply chains to weather increasingly volatile global supply chains. Accordingly, industrial property acquisitions may include, but not be limited to, the following: distribution and storage properties across the industrial supply chain, such as big-box warehouse, last-mile warehouse, cold-storage, light industrial, flex/office-warehouse, industrial service facilities and industrial outdoor storage properties. Further, while our Adviser believes the impact of the COVID-19 pandemic and the “work-from-home” trend as a more broadly accepted work model will likely have a long-term impact on office usage, our Adviser, informed by the breadth of its direct corporate tenant relationships, believes that well-located, modern and appropriately amenitized workspace will be critical for the productivity needs of innovation-driven, collaboration-dependent businesses typically found in the knowledge economy. Further, certain knowledge economy industries, such as healthcare, biotech, and pharmaceuticals, need intensive research and development and specialized equipment better suited to controlled commercial environments (i.e. specialized offices). As such, office property acquisitions may include, but not be limited to, the following: research and development campuses, laboratory workspace, medical office, biomanufacturing facilities, creative office, headquarters and single-tenant office space. Finally, to a lesser degree, we may invest in “consumer-leased” or “consumer-centric” property types, such as for-rent residential, self-storage, grocery retail and hospitality assets, and “digital infrastructure” property types, such as data centers and cell-tower ground-leases. Where applicable and dependent on the unique demand and supply drivers of the underlying property type, our Adviser intends to target locations in research and creative economy hubs throughout the United States that benefit from secular trends in technology, life sciences, healthcare and higher education job growth and investments. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future, and periods of excessive or prolonged inflation and rising interest rates may adversely and materially affect our business and operations.
Results of Operations
As of and for the period ended June 30, 2023, we were in our organizational period and had not commenced our principal operations or generated any revenues.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to our Adviser, distribution fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. In addition, the Operating Partnership will make distributions on the performance participation allocation to its special limited partner. We do not have any office or personnel expenses as we do not have any employees. We will reimburse our Adviser for certain out-of-pocket expenses in connection with our operations.
Our Adviser has agreed to several support measures. Our Adviser has agreed to waive its management fee for the first six full calendar months following the date on which we break escrow for the Offering. Our Adviser has also agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and the distribution fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of June 30, 2023 and December 31, 2022, the Adviser had incurred $3,754,215 and $1,850,487, respectively, of organization and offering expenses on our behalf.
In addition, our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $500 million and (ii) one year from the commencement of the Offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.
EQT Exeter Holdings has committed to purchase $200,000,000 in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their employees. The Sponsor Committed Amount is inclusive of the $25,000,000 of Class E units of the Operating Partnership that we will call upon EQT Exeter Holdings to purchase in satisfaction of the minimum offering amount for the Offering. The Class E shares and Class E units are not available for purchase in the Offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) our officers and directors. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to our Adviser or the performance participation allocation to the special limited partner
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Code. We anticipate that we will have little or no taxable income for the taxable year ending December 31, 2023. In order to qualify and maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.
Although we have not received any commitments from lenders to fund a line of credit to date, we may decide to obtain a line of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to obtain a line of credit, we would expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund share repurchases or for other corporate purposes.
Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
Cash Flows
As of November 4, 2022, we were capitalized with a $200,000 investment by our Adviser in exchange for 20,000 shares of our common stock. All of these shares were reclassified as Class E shares of common stock on June 21, 2023. On June 9, 2023, we issued 220 shares of Class A preferred stock to eight officers and employees of our Adviser and its affiliates at a price of $1,000 per share for total proceeds of $220,000. The shares of Class A preferred stock pay a 10% annual dividend and on June 22, 2023, we paid an aggregate dividend of $1,344 to the Class A preferred stockholders for the period from June 9, 2023 to June 30, 2023.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Principles of Consolidation and Variable Interest Entities
The Financial Accounting Standards Board has issued guidance that clarifies the methodology for determining whether an entity is a variable interest entity (“VIE”), and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party with both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.
There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity at risk compared to the total equity of the entity. The minimum equity at risk percentage can vary depending upon the industry or the type of operations of the entity and it will be up to us to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, we will be required to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that had not been previously consolidated or accounting for an investment on the equity method that had been previously consolidated, the effects of which could be material to our results of operations and financial condition.
Purchase Price Allocation of Acquired Investments in Real Estate
Upon acquisition of a property, we will assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in- place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities. We will assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows will be based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We will record acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. We will record acquired in-place lease values based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we will consider leasing commissions, legal and other related expenses.
We will also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.
The capitalized above- and below-market rentals will be amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of out-of-market lease value will be charged to rental revenue.
Value of Real Estate Portfolio
We will review our real estate portfolio to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we will examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded to the extent that the fair value is lower than the asset’s carrying amount. The fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.
Revenue Recognition
Our revenues, which we expect will be substantially derived from rental income, will include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial lease term of each lease. Since we expect many of our leases will provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset and include in revenues unbilled rent receivables, which we will only receive if the tenant makes all rent payments required through expiration of the initial term of the lease. Accordingly, management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we will be required to take a reserve against the receivable or a direct write-off of the receivable, which will have an adverse effect on earnings for the year in which the reserve or direct write-off is taken.
Rental revenue will also include amortization of above- and below-market leases related to our acquisitions of real property. Revenues relating to lease termination fees will be recognized at the time that a tenant’s right to occupy the leased space is terminated.
Income Taxes
We intend to make an election to be taxed and to operate in a manner that will allow us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Internal Revenue Code. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute 90% of our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk.
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.
Real estate property values are subject to volatility and may be adversely affected by a number of factors, including but not limited to national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”). Based upon this evaluation, our PEO and PFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our prospectus, filed with the SEC, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the prospectus and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On June 9, 2023, we sold 220 shares of Class A preferred stock to eight officers and employees of our Adviser and its affiliates at a price of $1,000 per share for an aggregate purchase price of $220,000.
The transaction described above was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(a)(2) and Regulation D thereunder.
Use of Proceeds
On August 1, 2023, our Registration Statement on Form S-11 (File No. 333-273163) with respect to the Offering was declared effective under the Securities Act. We commenced the Offering on August 1, 2023 upon retaining EQTE Brokerage LLC, an affiliate of our Adviser, as the dealer manager for the Offering. We are offering on a continuous basis up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. As of June 30, 2023, our Adviser and its affiliates have incurred organization and offering expenses on our behalf of approximately $3,754,215. These organization and offering expenses are not recorded in our consolidated financial statements as of June 30, 2023 because such costs our not liabilities of ours until the date we release escrow proceeds for the Offering. As of June 30, 2023, we had not raised the minimum offering amount and broken escrow in the Offering and, therefore, we had not received any proceeds from the Offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
3.2	Amended and Restated Bylaws of the Company
4.1	Distribution Reinvestment Plan (incorporated by reference to Appendix A to the Company’s prospectus, Commission File No. 333-273163, filed August 2, 2023)
10.1	Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC, dated July 31, 2023
10.2	EQT Exeter REIT Operating Partnership LP Amended and Restated Limited Partnership Agreement, dated July 10, 2023
10.3
Amended and Restated Escrow Agreement by and among the Company, EQTE Brokerage LLC and UMB Bank, N.A., dated June 12, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)

10.4	Trademark License Agreement by and among EQT AB, the Company and EQT Exeter REIT Operating Partnership LP, dated August 1, 2023
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
10.6	Independent Director Compensation Plan
10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
10.8
Form of Subscription Agreement by EQT Exeter Holdings US, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)

10.9	Investment Management Agreement by and among J.P. Morgan Investment Management, Inc., EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC dated July 11, 2023
10.10	Dealer Manager Agreement, with Selected Dealer Agreement, dated August 1, 2023
31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Plan
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT EXETER REAL ESTATE INCOME TRUST, INC.
August 31, 2023	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (principal executive officer)

August 31, 2023	/s/ J. Peter Lloyd
Date	J. Peter Lloyd Chief Financial Officer and Director (principal financial officer)