Form 10-Q
period 2023-09-30
EQT Exeter Real Estate Income Trust, Inc.
filed 2023-11-01
CIK 1946997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of November 1, 2023 was 58,500, all of which were Class E shares.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EQT Exeter Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$416,049	$199,935
Total Assets	$416,049	$199,935
Liabilities and Equity
Total Liabilities	$—	$—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 and 10,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable prior to December 31, 2024 at $50 redemption premium per share) and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	220,000	—
Common Stock - Class T Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class S Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class D Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class I Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class E Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized and 58,500 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (including 38,500 and 0 unvested restricted shares)	585	—
Common Stock - $0.01 par value per share, 0 and 1,000,000,000 shares authorized and 0 and 20,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	200
Additional paid-in capital	231,498	199,800
Accumulated deficit	(36,034)	(65)
Total Equity	416,049	199,935
Total Liabilities and Equity	$416,049	$199,935

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Expenses
General and administrative expenses	$33,660	$34,625
Total Expenses	33,660	34,625
Net loss	$(33,660)	$(34,625)
Dividends to preferred stockholders	(5,500)	(6,844)
Net loss attributable to common stockholders	$(39,160)	$(41,469)
Net loss per share of common stock - basic and diluted	$(1.96)	$(2.07)
Weighted-average shares of common stock outstanding - basic and diluted	20,000	20,000

There were no operations during the three and nine months ended September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2023
(Unaudited)

		Par Value
	Preferred Stock Class A	Common Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class E	Additional Paid- In Capital	Accumulated Deficit	Total Equity
Balance at January 1, 2023 and March 31, 2023	$—	$200	$—	$—	$—	$—	$—	$199,800	$(65)	$199,935
Net loss	—	—	—	—	—	—	—	—	(965)	(965)
Common stock reclassification	—	(200)	—	—	—	—	200	—	—	—
Issuance of preferred stock	220,000	—	—	—	—	—	—	—	—	220,000
Preferred stock dividend	—	—	—	—	—	—	—	—	(1,344)	(1,344)
Balance at June 30, 2023	220,000	—	—	—	—	—	200	199,800	(2,374)	417,626
Net loss	—	—	—	—	—	—	—	—	(33,660)	(33,660)
Stock based compensation	—	—	—	—	—	—	—	32,083	—	32,083
Issuance of restricted stock awards	—	—	—	—	—	—	385	(385)	—	—
Balance at September 30, 2023	$220,000	$—	$—	$—	$—	$—	$585	$231,498	$(36,034)	$416,049

There were no operations during the three and nine months ended September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

For the Nine Months Ended
September 30, 2023
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(34,625)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash compensation expense	32,083
Net cash used in operating activities	(2,542)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock issuance	220,000
Dividends paid on preferred shares	(1,344)
Net cash provided by financing activities	218,656
Net increase in cash	$216,114
Cash and cash equivalents at beginning of period	$199,935
Cash and cash equivalents at end of period	$416,049

There were no operations during the nine months ended September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
1. Organization and Business Purpose
EQT Exeter Real Estate Income Trust, Inc. (the “Company”) was formed on September 2, 2022, as a Maryland corporation and intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2024. The Company was organized to invest primarily in stabilized, income oriented commercial real estate in the United States. The Company is the sole general partner of EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (“EQRT OP”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of the Company's advisor, owns a special limited partner interest in EQRT OP. Substantially all of the Company’s business will be conducted through EQRT OP, which as of September 30, 2023, had not commenced its principal operations. The Company and EQRT OP will be externally managed by Exeter Property Group, LLC (the “Adviser”), an affiliate of EQT AB (the “Sponsor”).

As of September 30, 2023, the Company had neither purchased nor contracted to purchase any investments and no real estate or real estate-related investments were deemed probable.

2. Capitalization
As of September 30, 2023 and December 31, 2022, the Company was authorized to issue up to 2,100,000,000 and 1,000,000,000 shares of common stock, par value $0.01 per share, respectively, and up to 100,000,000 and 10,000,000 shares of preferred stock, par value $0.01 per share, respectively. Of the 100,000,000 shares of preferred stock authorized as of September 30, 2023, 220 shares were issued and classified as Class A shares.
As of September 30, 2023 and December 31, 2022, the Company had the following classes of common stock authorized, issued and outstanding:

		September 30, 2023		December 31, 2022
Classification	Par Value Per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Common Stock	$0.01	—	—	1,000,000,000	20,000
Class T Shares	$0.01	500,000,000	—	—	—
Class S Shares	$0.01	500,000,000	—	—	—
Class D Shares	$0.01	500,000,000	—	—	—
Class I Shares	$0.01	500,000,000	—	—	—
Class E Shares (1)	$0.01	100,000,000	58,500	—	—
Total		2,100,000,000	58,500	1,000,000,000	20,000

(1)    On September 1, 2023, the Company issued an aggregate of 38,500 unvested restricted shares of Class E common stock, $0.01 par value per share, with a grant date fair value of $10.00 per share, to the Company's four independent directors as compensation for their services pursuant to the Company’s independent director compensation plan.

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
As of September 30, 2023 and December 31, 2022, the Company was capitalized with a $200,000 investment by the Adviser in exchange for the issuance of 20,000 shares of the Company’s common stock. These shares were reclassified as Class E shares of common stock on June 21, 2023. The Adviser may not sell, transfer or dispose of these 20,000 shares to any party other than an affiliate of the Adviser while the Sponsor or any affiliate serves as the sponsor to the Company.
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
Cash and Cash Equivalents
Cash represents cash held in banks, and cash on hand. The Company may at times have bank balances in excess of federally insured amounts. The Company did not hold any cash equivalents as of September 30, 2023 and December 31, 2022.

Income Taxes
The Company is a taxable corporation for the periods ended September 30, 2023 and December 31, 2022. The Company intends to make an election to be taxed and to operate in a manner that will allow it to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. The Company had no taxable income for the year ended December 31, 2022 and anticipates that it will have little or no taxable income for the taxable year ending December 31, 2023. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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
As of September 30, 2023 and December 31, 2022, the Adviser and its affiliates have incurred organization and offering costs on the Company’s behalf of $4,919,733 and $1,850,487, respectively. These costs are not recorded in the accompanying consolidated financial statements because such costs do not represent liabilities of the Company until the date the Company releases escrow proceeds for the Offering. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheet.
Operating Expenses
Operating expenses incurred directly by the Company are expensed in the period incurred. Such amounts totaled $33,660 and $34,625 for the three and nine months ended September 30, 2023.
The Adviser will advance, on behalf of the Company, certain of the Company's general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of the Company's outstanding shares of common stock, along with EQRT OP units held by parties other than the Company, reaches $500 million and (ii) one year from the commencement of the Offering, at which point the Company will reimburse the Adviser for all such advanced general and administrative expenses ratably over the 60 months following such date. As of September 30, 2023 and December 31, 2022, the Adviser has advanced $565,134 and $0 for such costs. These amounts are not recorded in the accompanying consolidated financial statements because such costs do not represent liabilities of the Company until the date the Company releases escrow proceeds for the Offering.
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
Share Based Payments
The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.
Net Loss per Share of Common Stock
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and nine months ended September 30, 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.
The Consolidated Statement of Operations includes $5,500 of unpaid cumulative dividends on Class A preferred shares for the three and nine months ended September 30, 2023 that were not recorded on the consolidated balance sheet as of September 30, 2023 as the dividends were not declared by the Company's board of directors. These dividends would be payable to holders in December 2023 when and if declared by the board of directors.
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
The Company intends to retain an affiliate of the Adviser to provide property management and leasing services for most, if not all, of the properties the Company acquires. The Company may retain an affiliate of the Adviser to provide development and construction services for certain properties the Company acquires. In addition, the Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including accounting services, valuation support services, account management services, corporate secretarial services, data management services, directorship services, information technology services, finance/ budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Adviser’s affiliates may charge fees and expenses to the Company for the provision of such services. EQRT OP may also issue equity incentive compensation to certain employees of such affiliates for services provided. Any compensation paid to the Adviser’s affiliates for any such services will not reduce the management fee nor the performance participation allocation.
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

6. Share Based Compensation
The Company's board of directors approved the EQT Exeter Real Estate Income Trust, Inc. Independent Director Compensation Plan (the "Director Compensation Plan"), pursuant to which, up to 500,000 shares of the Company's Class E common stock are available for issuance. On September 1, 2023, the Company issued an aggregate of 38,500 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan. The restricted shares of Class E common stock will vest (i) on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.” During the three and nine months ended September 30, 2023, the Company recorded $32,083 of restricted stock amortization in general and administrative expenses in the consolidated statements of operations. The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the nine months ended September 30, 2023:

For the Nine Months Ended September 30, 2023			September 30, 2023
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2022	—
Granted	38,500	$10.00	11 months	$352,917
Forfeited	—
Vested	—
Unvested restricted shares, end of period	38,500
7. Commitments and Contingencies
The Company has 220 shares of Class A preferred stock outstanding as of September 30, 2023 for which the cumulative unpaid dividends total $5,500, or $25 per share, as they have not yet been declared by the Company's board of directors.
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
8. Subsequent Events
As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “EQRT”, “Company,” “we,” “us,” or “our” refer to EQT Exeter Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in our prospectus filed with the Securities and Exchange Commission ("SEC") on August 2, 2023 (our "prospectus") and elsewhere in this quarterly report on Form 10-Q. We do not undertake to revise or update any forward-looking statements except as otherwise required by federal securities laws.

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
As of September 30, 2023, we have neither engaged in any operations nor generated any revenues. Our entire activity since inception to September 30, 2023 has been to prepare for our proposed fundraising through our initial public offering of our common stock. We have registered with the SEC an offering of up to $5,000,000,000 in shares of common stock (the "Offering"), consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan.
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
As of September 30, 2023, we had neither acquired nor entered into any arrangements to acquire any properties or real estate-related securities. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we are acquiring such assets.
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
Results of Operations
As of and for the period ended September 30, 2023, we were in our organizational period and had not commenced our principal operations or generated any revenues.
On September 1, 2023, we issued an aggregate of 38,500 unvested restricted shares of Class E common stock, $0.01 par value per share, with a grant date fair value of $10.00 per share, to our four independent directors as compensation for their services pursuant to our independent director compensation plan. The net loss for the three and nine months ended September 30, 2023 includes $32,083 of compensation expense related to these awards.
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
As of September 30, 2023 and December 31, 2022, the Adviser had incurred $4,919,733 and $1,850,487, respectively, of organization and offering costs and $565,134 and $0, respectively, of general and administrative related costs on our behalf.
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
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Income Taxes
We intend to make an election to be taxed and to operate in a manner that will allow us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Internal Revenue Code. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute 100% of our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended September 30, 2023 were previously reported.

Use of Proceeds
On August 1, 2023, our Registration Statement on Form S-11 (File No. 333-273163) with respect to the Offering was declared effective under the Securities Act. We commenced the Offering on August 1, 2023 upon retaining EQTE Brokerage LLC, an affiliate of our Adviser, as the dealer manager for the Offering. We are offering on a continuous basis up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. As of September 30, 2023, our Adviser and its affiliates have incurred organization and offering costs on our behalf of approximately $4,919,733. These organization and offering costs are not recorded in our consolidated financial statements as of September 30, 2023 because such costs are not liabilities of ours until the date we release escrow proceeds for the Offering. As of September 30, 2023, we had not raised the minimum offering amount and broken escrow in the Offering and, therefore, we had not received any proceeds from the Offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed August 31, 2023)
4.1	Distribution Reinvestment Plan (incorporated by reference to Appendix A to the Company’s prospectus, Commission File No. 333-273163, filed August 2, 2023)
10.1
Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC, dated July 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed August 31, 2023)

10.2
EQT Exeter REIT Operating Partnership LP Amended and Restated Limited Partnership Agreement, dated July 10, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 31, 2023)

10.3
Amended and Restated Escrow Agreement by and among the Company, EQTE Brokerage LLC and UMB Bank, N.A., dated June 12, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)

10.4
Trademark License Agreement by and among EQT AB, the Company and EQT Exeter REIT Operating Partnership LP, dated August 1, 2023 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed August 31, 2023)

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
10.6	Independent Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q. filed August 31, 2023)
10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
10.8
Form of Subscription Agreement by EQT Exeter Holdings US, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)

10.9
Investment Management Agreement by and among J.P. Morgan Investment Management, Inc., EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC dated July 11, 2023 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q, filed August 31, 2023)

10.10	Dealer Manager Agreement, with Selected Dealer Agreement, dated August 1, 2023 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q, filed August 31, 2023)
31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Form 10-Q, filed August 31, 2023)
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT EXETER REAL ESTATE INCOME TRUST, INC.
November 1, 2023	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (principal executive officer)

November 1, 2023	/s/ J. Peter Lloyd
Date	J. Peter Lloyd Chief Financial Officer and Director (principal financial officer)