Form 10-K
period 2023-12-31
EQT Exeter Real Estate Income Trust, Inc.
filed 2024-03-29
CIK 1946997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number 333-273163
________________________________________
EQT Exeter Real Estate Income Trust, Inc.
________________________________________
(Exact name of registrant as specified in its charter)

Maryland	88-4108741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Five Radnor Corporate Center 100 Matsonford Road, Suite 250 Radnor, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)
(610) 828-3200
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to section 12(g) of the Act: None

N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the Registrant's shares of common stock. On August 1, 2023, the registrant launched its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (File No. 333-273163). There were no shares of common stock held by non-affiliates at June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
The registrant had 58,500 shares of Class E common stock, par value $0.01 per share, outstanding as of March 28, 2024.

Part I

References herein to “EQRT”, the “Company”, “we”, “us”, or “our” refer to EQT Exeter Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “may” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report.
Summary Risk Factors
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report:
•We commenced principal operations on March 20, 2024 with the acquisition of our first investment, and there is no assurance that we will achieve our investment objectives.
•Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale or repayment of our assets, borrowings, return of capital, offering proceeds or the temporary deferral or waiver of fees and expense reimbursements (including the payment of fees with shares of our stock), and we have no limits on the amounts we may pay from such sources.
•The purchase and repurchase price for each class of our common stock will generally be based on our prior month’s net asset value ("NAV") for the applicable share class and will not be based on any public trading market. Although there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•We have no employees and are dependent on Exeter Property Group, LLC (“EQT Exeter,” and in its capacity as our adviser, the “Adviser”), to conduct our operations. Our Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other EQT Exeter Accounts (as defined below), the allocation of time of its investment professionals and the level of fees that we will pay to our Adviser. “Other EQT Exeter Accounts” refers to other investment funds, programs, real estate investment trusts ("REITs"), entities and separate accounts formed, sponsored, advised or managed by EQT Exeter or its affiliates.
•Our public offering is a “best efforts” offering. If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
•Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•There are limits on the ownership and transferability of our shares.
•Although our investment strategy is to invest in primarily stabilized, income-oriented commercial real estate in a range of asset types with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in us, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
•We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the "Code"). There was no taxable income for the year ended December 31, 2023. If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent (whether due to property-specific factors, sector-level issues, or broader macroeconomic conditions), increases in interest rates and lack of availability of financing, tenant turnover and vacancies, changes in supply of or demand for similar properties in a given market, and risk of property obsolescence.
•Major public health issues, including the COVID-19 pandemic, and related disruptions in the U.S. and global economies and financial markets may adversely impact or disrupt our business and may adversely impact the performance of our investments.

Item 1. Business

General Description of Business and Operations
EQT Exeter Real Estate Income Trust, Inc. was formed on September 2, 2022, as a Maryland corporation. We are an externally advised, perpetual-life REIT and intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2024. The Company was organized to invest primarily in stabilized, income-oriented commercial real estate in the United States. The Company is the sole general partner of EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (“EQRT OP” or the “Operating Partnership”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of the Company's advisor, owns a special limited partner interest in EQRT OP. Substantially all of the Company’s business will be conducted through EQRT OP, which as of December 31, 2023, had not commenced its principal operations.
As of December 31, 2023, the Company had neither purchased nor contracted to purchase any investments. The Company commenced principal operations on March 20, 2024 with the acquisition of its first investment.
Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement between us and EQT Exeter (the “Advisory Agreement”), we have delegated to EQT Exeter the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. Affiliates of EQT Exeter also have extensive experience in providing responsive and professional property management and leasing services as well as development and construction services. We expect to retain an affiliate of EQT Exeter to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed.
On August 1, 2023, the Company registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in its primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required the Company to hold investors’ funds from the Offering in an interest-bearing escrow account until the Company received purchase orders for at least $25,000,000 of its common stock or units of EQRT OP in the Offering or in separate private transactions (including purchase orders by the Adviser, the Company's sponsor, EQT AB (“EQT” or the “Sponsor”), their affiliates and the Company’s directors and officers, which purchases were not limited in amount) and the Company’s board of directors authorized the release of funds in the escrow account to the Company. On March 19, 2024, EQRT OP issued 6,220,000 Class E units to EQT Exeter Holdings US, Inc. (“EQT Exeter Holdings”) for an aggregate purchase price of $62,200,000, or $10.00 per unit. See “—Sponsor Commitment.” As such, as of March 19, 2024, the Company satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and the Company’s board of directors authorized the Company to break escrow in the Offering. The purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s NAV per share as determined monthly, plus applicable upfront selling commissions and dealer manager fees.
Our Adviser, and our Sponsor
The Company and EQRT OP are externally managed by the Adviser, an affiliate of the Sponsor. EQT Exeter is a leading real estate operator and investment fund manager with over $28 billion of real estate equity under management on behalf of institutional investors as of December 31, 2023. EQT Exeter is the real estate division of EQT and was formed when EQT acquired Exeter Property Group, LLC and its affiliates in April 2021. Exeter Property Group, LLC was founded in 2006 as a private real estate investment manager and vertically integrated operator that specializes in property sectors that depend heavily on “business to business” leasing, that is, leasing to corporate users of industrial, flex, life science and office properties. EQT Exeter’s platform today includes three real estate verticals – industrial, life science/office and multi-family – each staffed with dedicated sector specialists across the firm’s global platform.
EQT Exeter believes its success is deeply rooted in its “tenant-centric” philosophy, which prioritizes direct tenant dialogue through in-house leasing, development and property management with teams specializing in specific property sectors and markets. EQT Exeter’s vertically integrated operator-driven and “locals on the ground” approach is made possible by a multi-disciplinary team of over 450 real estate specialists across 54 offices globally. Our objective is to bring EQT Exeter’s vertically integrated operator-driven approach, sector specific and “hyper-local” expertise, and scale to the non-listed REIT industry.
EQT, founded in 1994, is a Stockholm-based, publicly traded, private equity firm with €130 billion of equity assets under management as of December 31, 2023 and whose funds operate across private equity, venture, growth, infrastructure and real estate. EQT is guided by forward-thinking, “future-proofed” investment themes and local, active value creation – characteristics shared with and central to EQT Exeter’s approach to real estate investing.
Sponsor Commitment
EQT Exeter Holdings, an affiliate of the Sponsor, has committed to purchase $200,000,000 in Class E shares of the Company’s common stock or Class E units of EQRT OP, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their employees. The Sponsor Committed Amount is inclusive of the 6,220,000 Class E units of EQRT OP acquired by EQT Exeter Holdings on March 19, 2024 for an aggregate purchase price of $62,200,000, or $10.00 per unit. Class E shares and Class E units are not available for purchase in the Offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) the Company’s officers and directors. During the escrow period, the per share purchase price for Class E shares and Class E units was $10.00 per share or unit. After the close of the escrow period, Class E shares and Class E units will be sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to the Adviser or the performance participation allocation to the Special Limited Partner.
EQT Exeter Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with EQRT OP units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Exeter Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed under our share repurchase plan, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan and (3) upon a repurchase request, the Operating Partnership will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction (defined herein).
Investment Objectives
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
We cannot assure you that we will achieve our investment objectives. In particular, we note that the NAV of non-traded REITs may be subject to volatility related to the values of their underlying assets, and appraisal-based valuations are estimates of fair value and may not necessarily correspond to realizable value. See Item 1A, “Risk Factors”.
Investment Strategy
Our investment strategy is to acquire primarily stabilized, income-oriented commercial real estate in the United States, with an emphasis on properties that can leverage EQT Exeter’s scale and long-standing direct leasing relationships with Fortune 1000 companies.
We will seek to generate strong income returns and potential appreciation by:
•focusing on property and portfolio acquisitions that will seek to offer diversification and strong cash-flows;
•leveraging EQT Exeter’s “hyper-local” market teams to inform prudent asset and market selection;
•generating operational value with EQT Exeter’s vertically integrated model to optimize occupancy and rental rates, leading to net operating income (“NOI”) growth potential;
•pursuing properties with modern physical specifications and amenities that provide protection against obsolescence risk; and
•delivering sustainable real estate solutions to our tenants, which may include energy efficiency and other related improvements.

To a lesser extent, we also plan to invest in real estate related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes.
After our ramp-up period, we will generally seek to invest:
•At least 80% to 90% of our gross asset value in properties; and
•Up to 10% to 20% of our gross asset value in real estate related securities.
Of our investments in properties, we will generally seek to invest approximately 80% in properties with business tenants (“business-to-business” or “B2B” property types), such as industrial or life science properties, and approximately 20% in real estate assets with consumer users (“business-to-consumer” or “B2C” property types), such as multifamily or self-storage properties. Notwithstanding the foregoing, the actual percentage of our portfolio that is invested in properties or real estate related securities may from time to time be outside the levels provided above due to factors such as a large inflow of capital over a short period of time, our Adviser’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to our intention to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. Certain investments, such as preferred equity investments, could be characterized as either real estate or real estate related securities for purposes of our target allocation depending on the terms and characteristics of such investments.
We do not expect to be able to achieve these allocations until we have completed our ramp-up period. We will consider our ramp-up period to end after we have raised substantial offering proceeds and acquired a broad portfolio of equity real estate investments. Prior to that time, we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. Following the end of our ramp-up period, we believe that the size of our portfolio of investments should be sufficient for our Adviser to adhere more closely to our allocation targets, although we cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise sufficient offering proceeds to achieve our targeted portfolio allocation.
Investments in Real Estate and Real Estate Related Securities
We intend to invest in primarily stabilized, income-oriented commercial real estate in the United States in a range of asset types, which may include a primary focus on themes that benefit the most from EQT Exeter’s extensive experience as a real estate solutions provider to large corporate tenants.
Real Estate - Primary Themes
Supply Chain — Industrial
Industrial property acquisitions may include, but may not be limited to, the following: distribution and storage properties across the industrial supply chain, such as big-box warehouse, last-mile warehouse, cold-storage, light industrial, flex/office-warehouse, industrial service facilities and industrial outdoor storage properties.
Knowledge Economy — Office
Office property acquisitions may include, but may not be limited to, the following: research and development campuses, laboratory workspace, medical office, biomanufacturing facilities, creative office, headquarters and single-tenant office space.
Real Estate - Secondary Themes
To a lesser degree, we may invest in “consumer-leased” or “consumer-centric” property types, such as for-rent residential, self-storage, grocery retail and hospitality assets, and “digital infrastructure” property types, such as data centers and cell-tower ground-leases.
Real Estate Related Securities
We believe that our real estate related securities, combined with our investments in cash, cash equivalents and other short-term investments, will serve as a cash management or liquidity strategy before investing offering proceeds into longer-term real estate assets. Subject to applicable law, our real estate related securities could be used, in part, to maintain appropriate liquidity levels to provide funds to satisfy repurchase requests under our share repurchase plan that we chose to satisfy in any particular month. Our real estate related securities may include the following, to the extent consistent with our intended qualification as a REIT, (i) equity securities of other REITs and real estate companies, (ii) debt issued by REITs as well as other corporate debt and (iii) agency and non-agency residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”).
Borrowing Policies
We intend to use financial leverage to provide additional funds to support our investment activities. This will allow us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after our ramp-up period is approximately 50% to 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our real estate related securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. We will consider our ramp-up period to end after we have raised substantial offering proceeds and acquired a broad portfolio of equity real estate investments. Prior to that time, we will balance the goal of achieving our target leverage ratio with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. We cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise substantial offering proceeds. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above.
Our real estate related securities portfolio may have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or EQRT OP. We may seek to obtain lines of credit under which we would reserve borrowing capacity. Borrowings under lines of credit may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.
Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock generally will cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of shares of our common stock generally will cause our leverage ratio to increase, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund repurchases of shares of our common stock or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.
Our board of directors reviews our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our targeted leverage ratio at times if our Adviser deems it advisable for us. For example, if we fund a repurchase under a line of credit, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio in the range of 50% to 60% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed the range of 50% to 60% of our gross real estate assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.
There is no limit on the amount we may borrow with respect to any individual property or portfolio. However, under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments, unless any excess over this limit is approved by a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. This limitation includes indebtedness for money borrowed with respect to our real estate related securities portfolio. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities.
Our Taxation as a REIT

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Code for the year ended December 31, 2024. If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our earnings to the extent we distribute 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.
See Item 1A, "Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items" for additional tax status information.
Governmental Regulations
As an owner of real estate, we will be subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
As of December 31, 2023 we did not own any real estate properties.
Competition
We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by our Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities in accordance with our Adviser’s policies and procedures. Some of these entities have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us, increase the bargaining power of property owners seeking to sell or cause us to pay more for an investment than we otherwise would. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate related securities. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, stockholders may experience a lower return on their investment.
Environmental, Social and Governance (“ESG”)
EQT Exeter’s approach to ESG is informed by and aligned with EQT’s mission to future-proof companies and make a positive impact. With a dedicated ESG team, EQT Exeter applies this thinking to the needs and opportunities specific to the activities of our real estate investment management in establishing priorities related to environmental, social, and governance operations.

EQT Exeter will prioritize ESG to align with tenant demand in our target markets for sustainable, efficient and healthy places to do business and live. Additionally, we will align our ESG actions to improvement opportunities as part of our investment strategy. These activities may include the following:
•Incorporating environmental risk assessment in the due diligence and underwriting process for all acquisitions;
•Applying EQT Exeter’s platform approach to deployment of on-site solar, lighting retrofits and other technology, where applicable;
•Adopting GRESB(1) reporting standards within two years of commencement of our public offering on August 1, 2023;
•Aligning with industry standards such as Leadership in Energy and Environmental Design (“LEED”), Building Research Establishment Environmental Assessment Method (“BREEAM”), ENERGY STAR and others, as appropriate, to the specifics of each asset type; and
•Implementing the data collection processes, hardware and software necessary to measure, track and improve asset-level utility performance.
(1) GRESB is an independent organization providing validated ESG performance data and peer benchmarks for investors and managers to improve business intelligence, industry engagement and decision-making.
Human Capital
We do not have any employees. We are externally managed by the Adviser pursuant to the Advisory Agreement. Our executive officers serve as officers of the Adviser and are employed by the Adviser.
Economic Dependency
We are dependent on the Adviser and its affiliates for certain services that are essential to us, including the sale of our shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, we would be required to find alternative service providers.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our Adviser and its affiliates, some of whom serve as our executive officers and our directors. See Item 1A, “Risk Factors—Risks Related to Conflicts of Interest.”
Available Information
Stockholders may obtain copies of our filings with the SEC free of charge from either the SEC’s website maintained at www.sec.gov or our website at eqrt.com.
We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this report.
Item 1A. Risk Factors
The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. As used herein, “you” refers to our current stockholders or potential investors in our stock as applicable.
Risks Related to Our Organizational Structure
We have a limited operating history, and there is no assurance that we will be able to achieve our investment objectives.
EQT Exeter Real Estate Income Trust, Inc. is a newly formed entity with a limited operating history. We may not be able to achieve our investment objectives. As of the date of this Annual Report, we have acquired one property and otherwise do not have operations or financing from sources other than from our Adviser or its affiliates. As a result, an investment in our shares of common stock entails more risk than the shares of common stock of a REIT with a substantial operating history.

Our public offering is a blind-pool offering, and thus you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
We acquired our first investment on March 20, 2024. However, we are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate related securities that we may acquire in the future, except for investments that may be described in one or more supplements to our prospectus. We will seek to invest substantially all of the net proceeds from our offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate related securities. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of our Adviser to select suitable and successful investment opportunities. Furthermore, our Adviser will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.
There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, the repurchase of shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 98% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.
Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases of Class T, Class S, Class D, Class I ,Class E, Class A-I and Class A-II shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock, if any, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV attributable to stockholders at the end of the immediately preceding three months).
EQT Exeter Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with EQRT OP units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Exeter Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases and (3) upon a repurchase request, EQRT OP will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of EQRT OP, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding EQRT OP units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and

5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction.
Shares held by our Adviser acquired as payment of our Adviser’s management fee will not be subject to our share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction, and will not be included in the calculation of our aggregate NAV for purposes of the 2% monthly or 5% quarterly limitations on repurchases. Notwithstanding the foregoing, we have adopted a policy that requires the affiliated-transactions committee to approve any repurchase request of the Adviser for Class E shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.
In addition, holders of Class E units issued in connection with distributions on the performance participation interest may request EQRT OP repurchase such Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of EQRT OP, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding EQRT OP units held by persons other than us as having been exchanged for our shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations under the share repurchase plan. In addition, any repurchases of Class E units in respect of distributions on the performance participation interest will not be subject to the Early Repurchase Deduction.
Our board of directors may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest. Our board of directors will not terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on our Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of our Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), the actual or perceived instability in the U.S. banking system or market volatility (including as a result of the ongoing hostilities between Russia and Ukraine and between Israel and Hamas), could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. If we decide to satisfy all or a large amount of repurchase requests, our cash flow and liquidity could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.
Our Adviser manages our portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations.
Our board of directors has approved very broad investment guidelines that delegate to our Adviser the authority to execute acquisitions and dispositions of real estate and real estate related securities on our behalf, in each case so long as such investments are consistent with our board-approved investment guidelines and our charter. Our board of directors will review our investment guidelines on an annual basis (or more often as it deems appropriate) and review our investment portfolio periodically. Transactions entered into on our behalf by our Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous public offering, there could be a delay between the time we receive net offering proceeds from the sale of shares of our common stock and the time we invest the net proceeds. Pending investment, we may hold large amounts of cash in money market accounts or similar temporary investments, which are subject to the management fee.
It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
If we are unable to raise substantially more than the minimum offering amount, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.
Our offering is being made on a “best efforts” basis, meaning that the dealer manager for the offering, EQTE Brokerage, LLC (the “Dealer Manager”), is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of offering proceeds we raise may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We may change our investment and operational policies without stockholder consent.
Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report and in our prospectus. Our board of directors has approved very broad investment guidelines with which we must comply, but these guidelines provide our Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition. We will notify stockholders of any material change to our investment and operational policies by disclosing such changes in a public filing such as a supplement to the prospectus, a current report on Form 8-K and/or a periodic report on Form 10-Q or Form 10-K, as appropriate.
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report. Because we currently own only one property, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•our inability to generate sufficient income from our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and

•defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale or repayment of our assets, borrowings, return of capital, offering proceeds or the temporary deferral or waiver of fees and expense reimbursements (including the payment of fees with shares of our stock), and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale or repayment of our assets, borrowings, return of capital, offering proceeds or the temporary deferral or waiver of fees and expense reimbursements (including the payment of fees with shares of our stock). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which our Adviser elects to receive its management fee in Class E shares or Class E units, the extent to which the Special Limited Partner elects to receive distributions on its performance participation interest in Class E units, how quickly we invest the proceeds from our public offering and any future offering and the performance of our investments. Funding distributions from the sale of or repayment of our assets, borrowings, return of capital, offering proceeds or the temporary deferral or waiver of fees and expense reimbursements will result in us having less funds available to acquire properties or other real estate related securities. As a result, the return you realize on your investment may be reduced. Funding distributions from such sources may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.
We may also defer operating expenses or pay expenses (including the fees of our Adviser or distributions to the Special Limited Partner if so requested by them) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions and thereby indirectly support distribution payments. Such temporary deferral or waiver of expenses, which are subject to reimbursement to our Adviser, may have a smoothing effect on our NAV and our distribution rate. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. Further, we may repurchase shares or redeem Operating Partnership units from our Adviser or the Special Limited Partner shortly after issuing such shares or units as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your ownership interest in our portfolio of assets. Except as discussed in Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—The Advisory Agreement—Management Fee, Performance Participation and Expense Reimbursements—Adviser Support,” there is no guarantee any of our operating expenses will be deferred and our Adviser and Special Limited Partner are under no obligation to receive future fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.
Purchases and repurchases of shares of our common stock are generally made based on the prior month’s NAV per share of our common stock.
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares; however, the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share.

Valuations and appraisals of our real estate and real estate related securities are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Each property will then be valued by an independent third-party appraisal firm within the first three full months after acquisition and no less frequently than annually thereafter. Additionally, each month after the initial third-party appraisal, our Independent Valuation Advisor (defined below) will provide a restricted appraisal report for any real property that was not the subject of a third-party appraisal report during that month. All appraisals are reviewed by our Adviser, and our Independent Valuation Advisor will review all annual independent third-party appraisals as described below. We expect our Adviser to calculate the fair value of our other assets and liabilities, though our Adviser may retain additional third-parties to assist with our valuations of certain investments. Investments in real estate related securities with readily available market quotations will be valued monthly at fair market value. Certain investments in real estate related securities are unlikely to have market quotations. Each such investment will generally initially be valued at the acquisition price and then be valued by our Adviser within the first three full months after we invest in such investment and no less than quarterly thereafter. Additionally, our Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.
In conducting their investigations and analyses, our Independent Valuation Advisor and other independent third-party appraisal firms will take into account customary and accepted financial and commercial procedures and considerations as they deem relevant, which may include, without limitation, the review of documents, materials and information relevant to valuing the property that are provided by us or our Adviser, such as (i) historical operating revenues and expenses of the property; (ii) lease agreements on the property; (iii) the revenues and expenses of the property; (iv) information regarding recent or planned estimated capital expenditures; and (v) any other information relevant to valuing the real estate property. Although our Independent Valuation Advisor and other independent third-party appraisal firms may review information supplied or otherwise made available by us or our Adviser for reasonableness, they will assume and rely upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party, and will not undertake any duty or responsibility to verify independently any of such information. Our Independent Valuation Advisor will not make or obtain an independent valuation or appraisal of any of our other assets or liabilities (contingent or otherwise) other than our real properties.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of our Adviser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Adviser and the Dealer Manager to the extent such valuations prove not to reflect accurately the realizable value of our assets. Even if our valuation estimates are accurate when made, because the offering price to acquire shares of our common stock, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.
For more information regarding the calculation of our NAV per share of each class and how our properties and real estate related securities will be valued, see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus, as amended and supplemented.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
Our Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our Independent Valuation Advisor, restricted appraisal reports for any real property that was not the subject of a third-party appraisal report during that month provided by our Independent Valuation Advisor, to the extent available monthly valuations of investments in real estate related securities based on readily available market quotations and quarterly valuations of our real estate related securities for which market prices are not readily available provided by our Adviser, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. Our Adviser will review appraisal reports and monitor our properties and real estate related securities, and is responsible for notifying the Independent Valuation Advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate related securities or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders whose shares we repurchase, or stockholders who buy new shares.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by our Adviser and State Street Bank and Trust Company to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish our NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of our Adviser’s management fee and the Special Limited Partner’s performance participation interest.
If we quickly raise a substantial amount of capital, we may have difficulty investing it in a timely manner.
If we quickly raise offering proceeds, we may have difficulty identifying and purchasing suitable investments on attractive terms. Therefore, there could be a delay between the time we receive net offering proceeds from the sale of shares of our common stock and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to generate returns and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to invest the net offering proceeds promptly, our results of operations and financial condition may be adversely affected.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.
Our directors and officers have duties to our Company and our stockholders under Maryland law and our charter in connection with their management of our Company. At the same time, we, as general partner, have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our Company and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.
Additionally, to the extent permitted by our charter, the partnership agreement expressly limits our liability, and provides for our indemnification, by providing that we and our officers, directors, employees and designees will not be liable to, and will be indemnified by, our Operating Partnership for losses of any nature unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and was committed in bad faith, was the result of active and deliberate dishonesty or constituted willful misconduct or gross negligence; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
Payments to our Adviser or the Special Limited Partner in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.
Our Adviser or the Special Limited Partner may choose to receive our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by our Adviser or held in connection with distributions on the performance participation interest are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from our Adviser paid to our Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such repurchases receive priority over other shares being put for repurchase during such period. Notwithstanding the foregoing, we have adopted a policy that requires the affiliated-transactions committee to approve any repurchase request of the Adviser for Class E shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.
In addition, holders of Class E units issued in connection with distributions on the performance participation interest may request the Operating Partnership repurchase such Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in the share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for our shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations under the share repurchase plan. In addition, any repurchases of Class E units in respect of distributions on the performance participation interest will not be subject to the Early Repurchase Deduction.
The Dealer Manager is a recently formed entity with no prior operating history. The Dealer Manager may not be able to build and maintain a network of licensed broker-dealers, which failure could have a material adverse effect on our business and our public offering.
We have retained the Dealer Manager, an affiliate of our Adviser, to conduct our public offering. The Dealer Manager is a recently formed company with no prior operating history, and our public offering is the first offering conducted by the Dealer Manager. The success of our public offering, and our ability to implement our business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of licensed securities broker-dealers to sell our shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing a sufficient network of selected dealers to distribute shares in our public offering, our ability to raise offering proceeds will be limited and our investment strategy may be adversely affected. In addition, in the future, the Dealer Manager may serve as a broker-dealer for other issuers that are our affiliates. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our public offering and such future offerings, which could adversely affect our ability to raise offering proceeds and implement our investment strategy. Further, the selected dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
Our stockholders will not have the benefit of an independent due diligence review in connection with our offerings and, if a conflict of interest arises between us and our Adviser or the Dealer Manager, we may incur additional fees and expenses.

Because our Adviser and the Dealer Manager are affiliates of EQT, our sponsor, you will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. If any situation arises in which our interests are in conflict with those of our Adviser, the Dealer Manager or its affiliates, and we are required to retain independent counsel, we will incur additional fees and expenses.
Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.
Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.
We will not elect to be subject to any provision of Subtitle 8 of Title 3 of the Maryland General Corporation Law (the “MGCL”) if doing so would adversely affect the rights, preferences and privileges of stockholders unless such election would be of no force or effect following a vote of the stockholders to ratify such election if such vote failed to garner the approval of a majority of the outstanding shares entitled to vote on the matter. We will use our best efforts to hold such stockholders’ meeting as soon as possible following such election but may adjourn or postpone the meeting to solicit additional votes if at the time of such adjournment or postponement a majority of the shares represented by proxy have indicated support for such election.
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
•80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the MGCL) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.

The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including our Adviser, the Dealer Manager and EQT, from the provisions of this law, provided that such business combination is first approved by our board of directors; however, our board may revoke this exemption at any time.
Our charter permits our board of directors to authorize us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.
Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or our Adviser and its affiliates, for any liability or loss suffered by them or hold our directors or officers, our Adviser and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders.
Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,300,000,000 shares of capital stock, of which 2,200,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares, 500,000,000 shares are classified as Class I shares, 100,000,000 shares are classified as Class E shares, 50,000,000 are classified as Class A-I shares and 50,000,000 are classified as Class A-II shares and 100,000,000 shares are classified as preferred stock, of which 220 shares are classified as Class A shares. In addition to our public offering, we may issue additional shares in private offerings and have and may in the future issue Operating Partnership units to holders other than the Company. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in our current or future public offerings; (2) issue additional shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire, or (5) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. In addition, we may be obligated to issue shares of our common stock or units in our Operating Partnership to our Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation. To the extent we issue additional shares of common stock after your purchase, your percentage ownership interest in us will be diluted. Because we will hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after your purchase, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any issuance of units in our Operating Partnership could result in the issuance of a corresponding number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.
The net tangible book value of your shares will be substantially below the price you pay for them. As a result, on acquiring shares, you will experience immediate dilution in the net tangible book value of your shares, thus increasing the risk of a loss on your investment.
Net tangible book value per share is a rough approximation of value calculated as total book value of assets (exclusive of certain intangible assets) minus total book value of liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe will reflect our net asset value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives.
We will incur substantial organization and offering expenses. Although our Adviser has paid those costs on our behalf, we must reimburse our Adviser for them over a five-period, subject to a cap. Although the net asset value of our shares will only be affected by this liability as it is paid, the net tangible book value of our shares is a GAAP figure and must reflect the full amount of the liability as of March 19, 2024, which is the date on which we broke escrow for our public offering. Additionally, our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $500 million and (ii) March 19, 2025, which is the first anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date. Although the net asset value of our shares will only be affected by this liability as it is paid, under GAAP the net tangible book value of shares will reflect this liability as of the date on which we broke escrow for the public offering, and thereafter, as incurred. As a result, the net tangible book value of your shares will be less than the amount you paid for them. Moreover, purchasers of Class T, S and D shares will have to pay an upfront commission for their shares, further widening the spread between your purchase price and the net tangible book value of your shares. As a result, you will experience immediate dilution in the net tangible book value of your investment.
Further, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Funding distributions from sources other than our cash flow from operations may further dilute the net tangible book value of your shares. See “We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale or repayment of our assets, borrowings, return of capital, offering proceeds or the temporary deferral or waiver of fees and expense reimbursements (including the payment of fees with shares of our stock), and we have no limits on the amounts we may pay from such sources.”
These factors increase the risk of loss on your investment.
Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our Company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provisions. This provision of our bylaws does not apply to claims brought to enforce a duty or liability created by the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction or to claims under state securities laws.
We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.
Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by our Adviser and we do not directly compensate our executive officers, or reimburse our Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of our Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.
We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We intend to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.
A change in the value of any of our assets could negatively affect our ability to avoid registration under the Investment Company Act. To avoid registration, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.
We depend on our Adviser to develop appropriate systems and procedures to control operational risk.
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on our Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, our Adviser will not be liable for losses incurred due to the occurrence of any such errors.
We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by our Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.
We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts and war; and
•cyber incidents.
In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our stockholders.
Compliance with the SEC’s Regulation Best Interest by selected dealers may negatively impact our ability to raise capital in our public offering, which could harm our ability to achieve our investment objectives.

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest may negatively impact whether selected dealers and their associated persons recommend our public offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal or no commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in our public offering, it may harm our ability to achieve our objectives.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information and operation systems, both internal and those provided by our Adviser and third-party service providers. Our Adviser may not be able to verify the risks or reliability of such third-party systems. The failure of one or more systems or the inability of such systems to satisfy our growing business could have a material adverse effect on us. Our Adviser and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
We will face risks associated with hedging transactions.
We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and our Adviser may not be able to hedge against, or anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “General Risks Related to Investments in Real Estate Related Securities—We may invest in derivatives, which involve numerous risks” below.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the current ongoing conflicts between Russia and Ukraine and between Israel and Hamas and actual or perceived instability in the U.S. banking system);
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•risk of property obsolescence;

•changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•increased competition for properties targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants, particularly for tenants with net leases for large properties;
•inflation;
•increases in interest rates and lack of availability of financing; and
•changes in government rules, regulations and fiscal policies, including changes in tax laws and increases in property taxes, changes in zoning laws, climate-change initiatives, limitations on rental rates and increasing costs to comply with environmental laws.
All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.
Our success is dependent on general market and economic conditions.
The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities, interest rates and inflation may affect our investment opportunities and the value of our investments. Our Adviser’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on our Adviser’s businesses and operations.
A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.
Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
For example, as a result of the 2008 financial crisis, the availability of debt financing secured by commercial real estate was significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or property improvements. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund property improvements, reducing the cash available to pay distributions or satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
The current ongoing conflicts between Russia and Ukraine and between Israel and Hamas have resulted in rising geopolitical tensions. As further military conflicts and economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events or how long they will last. Depending on direction and timing, such conflicts may exacerbate normal risks associated with the performance of our investments.
The U.S. government has imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our tenants have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms.
Certain countries have been susceptible to epidemics and pandemics, such as the novel coronavirus, known as COVID-19. The outbreak of such epidemics or pandemics, and the uncertainties and disruptions resulting therefrom, have had and may in the future have a negative impact on the economy and business activity globally (including in the markets in which we expect to invest), and thereby could adversely affect the performance of our future investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our future investments. These epidemics or pandemics could have particularly adverse impacts on certain industries and may also have particular negative effects on certain regions in which we may invest.
Inflation may adversely affect our financial condition and results of operations.
The United States inflation rate has been pronounced over the last three years. It remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating costs, including any floating rate mortgages and credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our rents, where applicable.
In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows and/or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.
The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have a material adverse impact on our financial performance and results of operations.
While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, the potential global impacts are uncertain and difficult to assess.
The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, future variants of the virus, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions and satisfy repurchase requests.
We will depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our income, performance, operations and ability to pay distributions.
Rental income from real property will constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations, performance and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore funds may not be available to pay such claims in full.
Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
Similarly, certain types of properties we may invest in, such as industrial warehouses, may be leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business and other properties may be operated by a single operator. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators may be required to suspend operations at our properties for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate our properties, we may not be able to enter into a new lease or operating arrangement for such properties promptly, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new tenant or operator, any of which could adversely impact our operating results.
Our portfolio may be concentrated in a limited number of industries, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
We face risks associated with property acquisitions.
We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:
•we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
•we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•acquired properties may fail to perform as expected;
•acquired properties may be located in markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•we may be unable to integrate new acquisitions efficiently, particularly acquisitions of portfolios of properties, into our existing operations.
In addition, while we will invest primarily in stabilized, income-oriented real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate, and there is no guarantee that any renovation or repositioning will be successful or that the actual costs will not be greater than our estimates.
Competition for investment opportunities may reduce our profitability and the return on your investment.

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by our Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities in accordance with our Adviser’s policies and procedures. Some of these entities, including other REITs, have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us, increase the bargaining power of property owners seeking to sell or cause us to pay more for an investment than we otherwise would. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate related securities. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
We may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We may also share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. It may also be difficult for our Adviser to analyze each property thoroughly in a large portfolio, increasing the risk that properties do not perform as anticipated. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.
We may incur “dead deal costs” in connection with potential acquisitions.
We may incur costs in connection with potential acquisitions that ultimately are not acquired. For example, we may enter into contracts with non-refundable deposits to acquire certain properties. The amount deposited, if any, may be surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Additionally, we may incur due diligence and other costs when considering whether to acquire an asset, and such costs will not be reduced if the transaction fails to close. Any unreturned deposits, due diligence costs and other “dead deal costs” will reduce the amount of cash available for further investments or distributions to our stockholders.
In our due diligence review of potential investments, we will rely on third-party consultants and advisors and representations made by sellers of potential properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social governance, real property, regulatory and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties will be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our Adviser’s reduced control of the functions that are outsourced. In the due diligence process and making an assessment regarding a potential investment, our Adviser will rely on the resources available to it, including information provided by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.
There can be no assurance that our Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions during the due diligence phase or during our efforts to monitor and disclose information about any investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.
When conducting due diligence and making an assessment regarding an investment, our Adviser will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that our Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the property, even activities that occurred prior to our investment therein, could have an adverse impact on us.
In the event of fraud by the seller of any property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such property. We will rely upon the accuracy and completeness of representations made by sellers of properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.
In addition, we will rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we may believe such information to be accurate, such information cannot be independently verified by our Adviser, and in some cases such information may not be independently reviewed or audited while under our ownership or control or at all. We cannot assure you that the financial statements or metrics of properties we will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.
Certain properties may require an expedited transaction, which may result in limited information being available about the property prior to its acquisition.
Investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Adviser at the time of making an investment decision may be limited, and our Adviser may not have access to detailed information regarding the investment property or portfolio of properties, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting such investment. Therefore, no assurance can be given that our Adviser will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken. Because large portfolios of properties still generally require diligence to analyze individual properties, these risks are exacerbated in expedited transactions of large portfolios. In addition, our Adviser may use consultants, legal advisors, appraisers, accountants, investment banks and other third parties in connection with its evaluation and/or diligence of certain investments. No assurance can be given as to the accuracy or completeness of the information provided by such third parties.
We will face risks in effecting operating improvements.
In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at properties entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.
We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.
Because real estate investments are relatively illiquid, it could be difficult for us to sell one or more of our properties promptly on favorable terms. Additionally, we may agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.
Investments in real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.
The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damages theories, including tort claims, for losses associated with latent defects or other problems not uncovered in due diligence.
We may make a substantial amount of joint venture investments, including with affiliates of our Adviser. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We may make joint venture investments with third parties and, subject to the requirements in our charter, co-invest in the future with affiliates of our Adviser or third parties in partnerships or other entities that own real properties. We may enter into joint ventures as part of an acquisition with the seller of the properties. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
In addition, in connection with any investments in which we participate alongside any Other EQT Exeter Accounts, our Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other EQT Exeter Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other EQT Exeter Accounts.
If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. In some joint ventures we may be obligated to buy all or a portion of our joint venture partner’s interest in connection with a crystallization event, and we may be unable to finance such a buy-out when such crystallization event occurs, which may result in interest or other penalties accruing on the purchase price. If we buy our joint venture partner’s interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest will typically be determined by negotiations between us and our joint venture partner, and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason, or if our interest is subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with affiliates of our Adviser may also entail further conflicts of interest. Joint venture partners may receive ongoing fees in connection with providing service to the joint venture or its properties, including promote payments, beyond their equity investment, which would reduce the amount of our economic interest.
Some additional risks and conflicts related to our joint venture investments (including joint venture investments with affiliates of our Adviser) include:
•The joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture.
•Our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us.
•Tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests.
•The joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours.
•Under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of our Adviser.
•Under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we could be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so.
•Our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.
•Under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital.
•Under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit.
•The joint venture partner could have a right of first refusal, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.
Furthermore, we may have conflicting fiduciary obligations if we acquire properties with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
We may be subject to expenses and liabilities related to employees of certain portfolio companies owned by us.
We may acquire portfolio companies with employees and thereby become subject to expenses and liabilities related to such employees. These expenses and liabilities could include compensation, overhead and other administrative costs, as well as potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.  We may also be subject to other operational risks from such employees, including cybersecurity risks or as a result of employee error or malfeasance. In addition, we may encounter unforeseen costs and expenses associated with acquiring such portfolio companies and such expenses may have an adverse effect on our results of operations.

If we rely on any third-party management companies to operate any of our properties or third-party leasing agents to lease vacancies in any of our properties, we may be exposed to greater risks.
Although we currently expect that affiliates of our Adviser will provide property management and leasing services for the properties we acquire, it is possible that from time to time we may engage third-party management companies to manage certain of our properties or third-party leasing agents to lease vacancies in certain properties. These management companies may be our partners in joint ventures that we enter into. These management companies will have significant decision-making authority with respect to the properties they are engaged to manage. To the extent that we engage third-party property managers, our ability and our Adviser’s ability to direct and control how our properties are managed on a day-to-day basis may be limited. Any adversity experienced by, or problems in our relationship with, any third-party management companies or third-party leasing agents we engage could adversely impact the operation and profitability of our properties.
We may be unable to renew leases as leases expire.
We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to renew or enter into new leases promptly, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties that would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or relet space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.
We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could significantly affect our financial condition and operating results.
Our properties may be leased at below-market rates under long-term leases.
We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates (including, for example, as a result of increased inflation), or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.
Short-term leases expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.
To the extent we invest in any properties with short-term leases, such as multifamily residential properties, we may suffer losses if market rents decline. Thus, our ability to make distributions to you may be less certain than if we were to buy real estate with longer lease terms.
Certain of our real estate investments may not include title to the underlying land, exposing us to greater risks.

We may invest from time to time in real properties without acquiring title to the underlying land. This means that while we would have a right to use the property, we would not hold fee title to the underlying land. Accordingly, we would have no economic interest in the land or, in many instances the improvements located on the land, at the expiration of the ground lease, easement or permit. As the remaining term of a ground lease gets shorter, the prospect of expiration of the ground lease can result in a discount in its value and difficulty in subleasing the property. In addition, a default by us under the ground lease or easement could cause a termination of the ground lease or easement, which may adversely impact our investment performance. Finally, there are complexities associated with financing a ground leasehold or easement interest.
Our properties may face significant competition.
We may face significant competition from owners, operators and developers of properties. Many of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties.
We may experience material losses or damage related to our properties and such losses may not be covered by insurance.
We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies our Adviser deems appropriate. Our Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. If the climate continues to warm, we expect the frequency and impact of weather-related events and conditions will increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or our Adviser.
We could become subject to liability for environmental violations, regardless of whether we caused such violations.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, property damage or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land and/or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets and investments. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. We may also provide such an indemnity to a purchaser of a property, which could adversely affect the profitability of any such disposition. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.
We may be exposed to the risks of investing in industrial properties.
Although owners of industrial properties are not generally required to expend substantial amounts for general capital improvements, tenant improvements or reletting costs, various other factors may affect the returns from this type of property in addition to the risks generally applicable to real estate, including, among other things, the design and adaptability of the property and the degree to which it is generally functional for industrial purposes, the proximity to highways and other means for the transportation of goods, the number and diversity of tenants among businesses or industries and the cost of converting a previously adapted space to general use. An industrial property may be more likely to have one or only a few tenants, which increases the risk that a decline in their operations or their particular business or industry segments may adversely affect the returns from the property. Additionally, a property designed for a particular use or function may be difficult to relet to another tenant or may become functionally obsolete compared to other properties. Particular uses of industrial properties may increase their risk of environmental problems. In addition, because of unique construction requirements of many industrial properties, many vacant industrial property spaces may not be easily converted to other uses. Thus, if the operations of any industrial property become unprofitable, the liquidation value of that industrial property may be substantially less than would be the case if the industrial property were readily adaptable to other uses.
Certain of our industrial property investments may be special use and/or build-to-suit and may be difficult to sell or relet upon tenant defaults or lease terminations.
Certain of our industrial property investments may include special use and/or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets, and this illiquidity will limit our ability to change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or relet our industrial properties and adversely affect our results of operations at such properties.
Industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.
Fluctuations in manufacturing activity in the United States may adversely affect industrial tenants and therefore the demand for and profitability of any industrial properties we acquire. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of industrial tenants and the demand for and profitability of any industrial properties we acquire.
Investments in industrial properties may be more dependent on economic activity and trade regulation than other real estate sectors.
We expect to make investments in industrial properties. The demand for industrial space in the U.S. is more strongly dependent on economic activity and trade regulation than other real estate sectors. For example, customers of industrial properties operate in industries including e-commerce, traditional retail, third-party logistics, warehousing and manufacturing, all of which may be adversely impacted by recently enacted and proposed changes to U.S. foreign trade policies, including tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other policies. Our performance may be more dependent on economic activity and trade regulation than that of real estate companies that do not invest in industrial properties.
We may be adversely affected by trends in the office real estate industry.
Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies.
We may invest in office properties, and the value of any such investment may change based on the diversification of the tenant base, location of the property and other factors.
A number of factors may affect the value of office properties, including, among other things, diversification of the tenant base, the location, appearance, amenities and other physical attributes of the properties, and competition from other office properties. Office properties generally require their owners to expend significant amounts for general capital improvements, tenant improvements and costs of reletting space. In addition, office properties that are not equipped to accommodate the needs of modern businesses may become functionally obsolete and thus non-competitive, or may require substantial capital investment to upgrade facilities in order to be competitive. Office properties may also be adversely affected if there is an economic decline in the businesses operated by their tenants. The risks of such an adverse effect are increased if the property revenue is dependent on a single tenant or if there is a significant concentration of tenants in a particular business or industry.
We may invest in medical office buildings, which may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
We may seek to acquire healthcare-related assets that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses.
The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure, failure to obtain licensure or other industry developments could result in the inability of the tenants in any healthcare-related assets we acquire from being able to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Tenants in the healthcare industry generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources. Changes in these laws and regulations or the tenants’ failure to comply with these laws and regulations could negatively affect the ability of these tenants to make lease payments to us. Many healthcare properties and their tenants may require a license or certificate of need (“CON”) to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect the ability of the tenants in any healthcare-related assets we acquire to make rent payments to us. We cannot predict the impact of state CON laws or similar laws on any investments we make in medical facilities or the operations of tenants of those assets. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of healthcare properties. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively impact tenants’ abilities to make lease payments to us.
The healthcare industry currently is experiencing rapid regulatory changes and uncertainty; changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; expansion of insurance providers into patient care; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by governmental authorities. These factors may adversely affect the economic performance of some or all of the tenants in any healthcare-related assets we acquire and, in turn, our performance.
Any investments in life sciences properties may be subject to unique risks.

Life science properties and their tenants may be subject to a number of unique risks. The occurrence of any could adversely affect our results of operations and financial condition. In particular, life science tenants may be subject to a number of risks unique to their industry, including (a) high levels of regulation including increasing government price controls and other healthcare cost containment measures, (b) failures in the safety and efficacy of their products, (c) significant funding requirements for product research and development, and (d) changes in technology, patent expiration, and intellectual property protection. These risks may adversely affect their ability to make rental payments to us or satisfy their other lease obligations and consequently may materially adversely affect property revenue and valuation.
In addition, improvements to life science properties are typically more costly than improvements to traditional office space or other property types. Many life science properties generally contain infrastructure improvements that are significantly more costly than improvements to other property types. Typical improvements include (a) reinforced concrete floors, (b) upgraded roof loading capacity, (c) increased floor-to-ceiling heights, (d) heavy-duty HVAC systems, (e) enhanced environmental control technology, (f) significantly upgraded electrical, gas, and plumbing infrastructure, and (g) laboratory benches.
Further, life sciences tenants may engage in research and development activities that involve controlled use of hazardous materials, chemicals, and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to make distributions to our stockholders. Together with our tenants, we must comply with federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and waste products. Failure to comply with these laws and regulations, or changes thereto, could adversely affect our business or our tenants’ businesses and their ability to make rental payments to us.
We may invest in commercial properties subject to net leases, which could subject us to losses.
We may invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.
Certain commercial properties subject to net leases in which we may invest may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.
In addition, net leases typically have longer lease terms, and thus there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.
Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) or the Fair Housing Amendment Act of 1988 (the “FHAA”) may affect cash available for distributions.
Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.
The multifamily residential properties in which we may invest must comply with the FHAA, which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our multifamily residential properties.
Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.
Increased levels of unemployment could adversely affect the occupancy and rental rates of any residential properties we acquire.
Increased levels of unemployment in residential markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, residential occupancy and rental rates have historically been adversely affected by:
•oversupply or reduced demand for apartment homes;
•rental residents deciding to share rental units and therefore rent fewer units;
•potential residents moving back into family homes or delaying leaving family homes;
•a reduced demand for higher-rent units;
•a decline in household formation;
•persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents sufficiently to offset increases in operating costs;
•the inability or unwillingness of residents to pay rent increases; and
•increased collection losses.
These factors generally have contributed to lower rental rates. To the extent that we invest in any residential properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected if these factors do not improve or worsen.
We may not be able to attract desirable tenants for our residential properties and may have difficulty evicting defaulting tenants.
Our success with residential rentals will depend, in large part, upon our ability to attract and retain qualified tenants for our residential properties. If we are unable to attract quality tenants our rental revenues will be adversely affected. If certain of our tenants cease paying rent, we may be unable or unwilling to evict such tenants due to legal, regulatory or practical concerns and, as a result, may be unable to enter into a new lease for the applicable unit or property, resulting in lost revenue. In addition, our efforts to evict residential tenants may result in litigation, resulting in increased expenses and potential liability for our residential properties.
The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.
Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or may not be obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.
We may be exposed to third party liability, which can reduce the performance of any associated investment.
The actions or omissions of any third party operator, employee, guest or resident of our properties may involve criminal or civil liability, which could result in liability to us as owners of such properties, loss of or restrictions on required licenses, fines, litigation, reputational impact and other matters that may adversely affect our performance.
Risks related to the development of properties may have an adverse effect on our results of operations and returns to our stockholders.
We may invest in properties on which developments or improvements are to be constructed or completed. As such, we may be subject to the risks associated with development and construction activities including the following:
•    long periods of time may elapse between the commencement and the completion of our projects;
•    our original estimates may not be accurate and our actual construction and development costs may exceed those estimates;
•    the level of interest of potential tenants for a recently launched development may be low;
•    construction materials and equipment may be unavailable or cost more than expected due to changes in supply and demand;
•    construction and sales may not be completed on time, resulting in a cost increase;
•    we may not be able to acquire or we may pay too much for the land we acquire for new developments or properties;
•    we may be unable to obtain construction financing for development activities on favorable terms, including but not limited to interest rates, term and/or loan-to-value ratios, or at all, which could cause us to delay or even abandon potential developments;
•    labor may be in limited availability;
•    we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such development opportunities;
•    availability and timely receipt of zoning, occupancy and other regulatory approvals and required governmental permits and authorizations; and
•    changes in tax, real estate and zoning laws may be unfavorable to us.
In addition, our reputation and the construction quality of our real estate developments, whether operated individually or through partnerships, may be determining factors for our ability to lease space. The timely delivery of real estate projects and the quality of our developments, however, depend on certain factors beyond our full control, including the quality and timeliness of construction materials delivered to us, weather and labor conditions. If one or more problems affect our real estate developments, our reputation and future performance may be negatively affected and we may be exposed to civil liability.
Delays in the development and construction of properties may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.
If we experience delays in the development of our real properties, it could adversely affect your return. When properties are acquired prior to the start of construction or during the early stages of construction, it may take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and our ability to pay distributions to you could suffer. If we are delayed in the completion of any such construction project, our tenants may have the right to terminate preconstruction leases for space at such newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of these factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects. Furthermore, the price we agree to pay for a property will be based on our projections of rental income and expenses and estimates of the fair market value of the property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.
Certain of our investments may have additional capital requirements.
Certain of our investments, including those that may be in a development phase, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, and such financings may be only available at an unfavorable rate at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s lifecycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such property in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such property’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond our control. There can be no assurance that we will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.
Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.
In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, our office properties may be affected by competition from shared office spaces (including co-working environments) and our warehouse industrial properties may be affected if supply chains evolve in a way that decreases the need for traditional warehousing. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not be foreseeable at the time we make the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
We could be negatively impacted by the condition of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by changes in government support for multifamily housing.
Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities to finance certain multifamily investments. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:
•    make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;
•    hinder our ability to refinance any completed multifamily assets;

•    decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and
•    require us to obtain other sources of debt capital with potentially different terms.
General Risks Related to Investments in Real Estate Related Securities
Investments in real estate debt securities are subject to risks including various credit risks and early redemption features, which may materially adversely affect our results of operations and financial condition.
The debt securities and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt securities are also subject to other creditor risks, including (i) the possibility that the debt will be uncollectible on account of applicable bankruptcy or similar laws affecting the enforcement of creditors’ rights, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions, which could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated, or reinvesting in a new obligation at a lower return to us.
Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and real estate collateral relating to our investments and may include economic and market fluctuations (including economic impacts resulting from actual or perceived instability in the U.S. banking system), casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in building, environmental, zoning and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the ongoing hostilities between Russia and Ukraine and between Israel and Hamas), changes in the demand for or real estate values generally and other factors that are beyond the control of our Adviser. Such changes may develop rapidly, and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments, which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
Our Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the global financial crisis of 2008 and 2009, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.
The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.
Our securities investments will involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or debt interest in any issuer that is unable to meet its debt payment obligations, such equity or debt interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.
Our debt investments will face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower-yielding investments, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. In 2022, the U.S. Federal Reserve raised benchmark overnight interest rates on multiple occasions and continued to increase interest rates in 2023 although at a slower and more deliberate pace. Any further increases by the U.S. Federal Reserve or other relevant central banks could negatively impact the price of debt instruments and could adversely affect the value of any debt investments we make and the NAV per share of our common stock.
Reinvestment risk could affect the price for our shares or their overall returns.
Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s then-current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.
Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.
Although it is generally anticipated that our investments in real estate related securities will focus primarily on non-distressed real estate (based on our belief that there is a high likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt instruments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.
During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that our Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.
These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial writedown of the principal of such investment and other concessions, which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.
Under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that our Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on an investment, we will be subject to the risks associated with owning and operating real estate.
We may invest in subordinated debt, which is subject to greater credit risk than senior debt.
We may from time to time invest in debt instruments, including junior tranches of CMBS, that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.
Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including CMBS) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including CMBS), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults before, the holders of other more senior tranches of debt instruments with respect to such issuer.
Certain risks associated with CMBS may adversely affect our results of operations and financial condition.
We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk-retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time may include assets or properties owned directly or indirectly by one or more Other EQT Exeter Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. See also the risks described below in “—The CMBS in which we may invest are subject to all of the risks of the underlying commercial mortgage loans.”
Mortgage-backed securities may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted-average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.
The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk-retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.
Concentrated CMBS investments may pose specific risks beyond the control of our Adviser that may adversely affect our results of operations and financial condition.
Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool, such as single-asset, single-borrower CMBS. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of our Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
There are certain risks associated with the insolvency of obligations backing CMBS and other investments.
The real estate loans backing CMBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
There are certain risks associated with CMBS interest shortfalls.
Our CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the CMBS interest holders. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in an CMBS trust until the servicer’s claim is satisfied.
The CMBS in which we may invest are subject to all of the risks of the underlying commercial mortgage loans.
Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in CMBS, either when investigating a potential investment or after making an investment, as compared to investments in direct real estate.
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates increase with respect to the pool or tranche of CMBS in which we invest, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right, other than customary recourse carveouts, to assets beyond collateral attached to the commercial mortgage loan.
Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.
Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected, which could adversely affect our results of operation and financial condition. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without our Adviser’s consent.
We may depend on the servicers of commercial real estate loans underlying CMBS and other investments.
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to address issues or concerns with the underlying loans promptly. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. Although servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.
We may find it necessary or desirable to foreclose on certain of the CMBS we acquire, and the foreclosure process may be lengthy and expensive.

We may find it necessary or desirable to foreclose on certain of the CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests, may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
Our investments in residential mortgage-backed securities (“RMBS”), which may include government mortgage pass-through securities and non-agency RMBS, will be subject to default and other risks, which may adversely affect our results of operations and financial condition.
Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States, but the issuing agency or instrumentality has the right to borrow to meet its obligations from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.
We will face risks related to our investments in collateralized debt obligations.
We may also invest from time to time in collateralized debt obligations (“CDOs”). CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. For CLOs, the cash flows from the trust are split into two or more portions, called tranches. CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.
Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities, and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments, (ii) the quality of the collateral may decline in value or default, (iii) the possibility that we may invest in CDOs that are subordinate to other classes and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate related businesses.
We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed- or variable-rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.
Our investments in real estate related corporate credit will be subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.
We may invest in structured products or similar products that may include structural and legal risks.
We may invest from time to time in structured products, including pools of mortgages, loans and other real estate related securities. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.
We may invest in high-yield debt, which is subject to more risk than higher-rated securities.
Debt instruments that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by our Adviser to be of comparable quality are commonly referred to as “high-yield” securities.
Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher-quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.

High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment-grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high-yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high-yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.
The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high-yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high-yield securities, especially in a thinly traded market. When secondary markets for high-yield securities are less liquid than the market for investment-grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly, and we may have greater difficulty selling our portfolio securities. We will be more dependent on our Adviser’s research and analysis when investing in high-yield securities.
We may invest in equity securities of real estate owners, which is subordinate to any indebtedness of such owners.
We may invest from time to time in non-controlling preferred equity positions, common equity and other equity securities issued by real estate companies. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in equity securities issued by real estate companies will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related equity securities are subject to their own operating and other expenses and may be subject to a management fee and performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate related equity securities generally invest in real estate or real estate related securities and are subject to the inherent risks associated with real estate discussed in “—General Risks Related to Investments in Real Estate.”
We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market. REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses. When we invest in REITs, we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate related companies may have limited financial resources, and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.
We may invest in derivatives, which involve numerous risks.
We may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.
The ability to successfully use derivative investments depends on the ability of our Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, our Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
We may face risks associated with short sales.
Our use of short sales for investment and/or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.
Our short selling strategies may limit our ability to benefit from increases in the markets. Short selling also involves a form of financial leverage that may exaggerate any losses. Also, there is the risk that the counterparty to a short sale may fail to honor its contractual terms, causing a loss to us. Finally, the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”) or other regulations relating to short selling may restrict our ability to engage in short selling.
We may make open market purchases or invest in traded securities.
We have the ability to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because our Adviser may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation compliance requirements that could materially adversely affect our business, results of operations and financial condition.
Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit entering into hedging transactions that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
Risks Related to Debt Financing
We will incur mortgage indebtedness and other borrowings, which increases our financial risks, could hinder our ability to make distributions and could decrease the value of your investment.
The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after our ramp-up period is approximately 50% to 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our real estate related securities portfolio. See Item 1, “Business—Borrowing Policies.” We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than would be the case if our properties were owned with a smaller amount of debt.
We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee. A foreclosure may also have substantial adverse tax consequences for us.
Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.
Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties exposes us to greater market risks and higher current expenses.
Inability to access funding could have a material adverse effect on our results of operations, financial condition and business.
Our results of operations, financial condition and business may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities) and derivative instruments, in addition to transaction or asset specific funding arrangements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:
•general economic or market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential; and
•our current and potential future earnings and cash distributions.
We may need to periodically access the capital markets to, among other things, raise cash to fund new investments. Unfavorable economic conditions, such as those caused by the COVID-19 pandemic, or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain financing on favorable terms or at all.
We may encounter adverse changes in the credit markets.
Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our stockholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.
In certain cases, financings for our properties may be recourse to us.
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. Financing arrangements with respect to our investments will generally require “bad boy” guarantees from us and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. Although our Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees.
If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
We may seek to obtain lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock. There can be no assurances that we will be able to borrow under or maintain our lines of credit or obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. We may obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any future indebtedness that we may incur.
The volatility of the credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility (including the current market environment), which often occur during economic downturns, generally credit spreads widen, interest rates rise and investor demand for high-yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect stockholder returns.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Subject to any limitations required to qualify and maintain our qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
We may enter into loans with cross-collateralization provisions, which may heighten the risk of a default on any particular loan and increase the risk of a loss in the value of your investment in us.

We may enter into loans with cross-collateralization provisions that provide that a default under any obligation of a certain dollar threshold or more by us constitutes a default under the loan. If any of our future investments are foreclosed upon due to a default, our ability to pay distributions may be limited, which would have an adverse effect on your investment in us.
Risks Related to our Relationship with our Adviser
We depend on our Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, our Adviser in the acquisition and management of our investments, and our corporate operations. Our Adviser may suffer adverse financial or operational problems in connection with its business and activities unrelated to us and over which we have no control. Should our Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives.
The termination or replacement of our Adviser could trigger a repayment event under a mortgage loan for a property or a credit agreement governing a line of credit.
Lenders may request provisions in mortgage loan documentation that would make the termination or replacement of our Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. The termination or replacement of our Adviser could also trigger repayment of outstanding amounts under credit agreements that may govern lines of credit that we may obtain. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.
Our Adviser’s inability to retain the services of key real estate professionals could hurt our performance.
Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by our Adviser, each of whom would be difficult to replace. There is increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals. Although certain senior executives of our Adviser are covered under key man insurance and/or employment agreements, there can be no assurance that such professionals will continue to be associated with us or our Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. If any of these persons were to cease their association with our Adviser, our operating results could suffer. Our future success depends, in large part, upon our Adviser’s ability to attract and retain highly skilled managerial, operational, investment and marketing professionals. If our Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
We do not own the EQT Exeter name, but we may use it as part of our corporate name pursuant to a trademark license agreement with our Sponsor. Use of the name by other parties or the termination of our trademark license agreement may harm our business.
We have entered into a trademark license agreement (“Trademark License Agreement”), with our Sponsor (the “Licensor”), pursuant to which it grants us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “EQT Exeter Real Estate Income Trust, Inc.” and the EQT EXETER trademark. The Trademark License Agreement grants us the right to use the EQT EXETER trademark for a term that continues in perpetuity unless termination occurs pursuant to the terms of the agreement. The parties may terminate the Trademark License Agreement by mutual agreement at any time. Licensor may terminate the Trademark License Agreement at any time upon 90 days’ written notice, or upon 15 days’ written notice if Licensor deems it necessary in order to settle any claim of infringement, unfair competition or similar claim, against Licensor and/or us, arising out of the use of the marks. Licensor may terminate the Trademark License Agreement if we materially breach any provisions of the agreement, provided that we shall have 30 days after receiving written notice from Licensor to cure such breach, and if we have not accomplished such cure to Licensor’s satisfaction, then in Licensor’s reasonable discretion, Licensor may terminate the agreement immediately upon further written notice to us. Licensor may immediately terminate the Trademark License Agreement in the event of our voluntary or involuntary insolvency, bankruptcy or liquidation of assets, without need for notice of termination. Licensor may immediately terminate the Trademark License Agreement in the event that the Advisory Agreement expires or is terminated. Licensor and its affiliates will retain the right to continue using the EQT EXETER trademark. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the EQT EXETER trademark to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, our Adviser or others. Furthermore, in the event that the Trademark

License Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.
Risks Related to Conflicts of Interest
We pay our Adviser, the Dealer Manager and their affiliates fees, which could lead to conflicts of interest.
Our Adviser, the Dealer Manager and their affiliates receive substantial fees from us, which fees were not negotiated at arm’s length. Such fees could influence our Adviser’s advice to us as well as the judgment of its affiliates, some of whom also serve as our executive officers and our directors. Among other matters, these compensation arrangements could affect their judgment with respect to:
•    the continuation, renewal or enforcement of our agreements with our Adviser and its affiliates, including the Advisory Agreement, the Dealer Manager Agreement, property management and leasing agreements, and development and construction agreements;
•    equity offerings by us, including using our securities to acquire portfolios or other companies, which would entitle our Adviser to additional management fees, which are based on our aggregate NAV irrespective of stockholder returns;
•    the recommendation of higher-yielding but riskier investments, which may be encouraged by the Special Limited Partner’s performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share;
•    recommendations to our board of directors with respect to developing, overseeing, implementing, coordinating and determining our NAV and our NAV procedures, the provision of forward-looking property-level information to the Independent Valuation Advisor or the decision to adjust the value of certain of our assets or liabilities in connection with the determination of our NAV, especially given that the advisory fees we pay our Adviser, the Special Limited Partner’s performance participation interest and the fees we pay the Dealer Manager are based on our NAV;
•    redemptions, which have the effect of reducing management fees payable to our Adviser;
•    asset sales, which have the effect of reducing management fees if the proceeds are distributed to our stockholders rather than reinvested; and
•    whether we engage affiliates of our Adviser for other services, which affiliates may receive fees in connection with the services regardless of the quality of the services provided to us.
These conflicts of interest may not be resolved in our favor.
Our Adviser and its affiliates have interests in other programs or accounts sponsored, advised or managed by our Adviser or its affiliates, which gives rise to conflicts of interest.
Our Adviser and its affiliates sponsor, advise or manage Other EQT Exeter Accounts. All of our executive officers and our affiliated directors are also officers, directors, managers and/or key professionals of and/or holders of direct or indirect interests in (i) our Adviser, (ii) other affiliated investment advisers that are the sponsor, adviser or manager of Other EQT Exeter Accounts, or (iii) Other EQT Exeter Accounts. Our Adviser and its affiliates have legal and financial obligations with respect to Other EQT Exeter Accounts sponsored, advised or managed by them. In the future, our Adviser and its affiliates are expected to sponsor, advise and manage Other EQT Exeter Accounts.
Conflicts of interest may arise between us and the current and future Other EQT Exeter Accounts sponsored, advised or managed by our Adviser and its affiliates, including with respect to:
•the allocation of investment opportunities among Other EQT Exeter Accounts sponsored, advised or managed by our Adviser and its affiliates (see “—Certain Other EQT Exeter Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities” below);
•the allocation of personnel and time among Other EQT Exeter Accounts sponsored, advised or managed by our Adviser and its affiliates;
•the acquisition of assets from, or the sale of assets to, Other EQT Exeter Accounts; and

•competition from Other EQT Exeter Accounts for tenants when leasing a property, for purchasers when selling an asset or for service providers.
These conflicts of interest could result in decisions that are less favorable to us than they otherwise would be.
Certain Other EQT Exeter Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities.
We rely on our Adviser to present investment opportunities to us. Our Adviser and its affiliates also sponsor, advise and manage Other EQT Exeter Accounts. While our Adviser believes our investment objectives, guidelines and strategy are generally distinct from Other EQT Exeter Accounts, there will be overlap of real property and real estate related securities investment opportunities with certain Other EQT Exeter Accounts that are actively investing and similar overlap with future Other EQT Exeter Accounts. This overlap could create conflicts of interest, which our Adviser and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with their prevailing policies and procedures.
With respect to Other EQT Exeter Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities will be allocated among us and one or more Other EQT Exeter Accounts in accordance with our Adviser’s prevailing policies and procedures on a basis that our Adviser and its affiliates determine to be fair and reasonable in their sole discretion, subject to the following considerations: (i) any applicable investment objectives of ours and such Other EQT Exeter Accounts (which, for us, includes our primary objective of providing attractive current income in the form of regular, stable cash distributions), (ii) any investment limitations, parameters or contractual provisions of ours and such Other EQT Exeter Accounts (e.g., a joint venture between us and an Other EQT Exeter Account must be approved by a majority of our directors (including a majority of our independent directors) as being fair and reasonable to us and on substantially the same, or more favorable, terms and conditions as those received by other joint venture partners), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) maintaining structuring and financing flexibility, (v) legal, tax, accounting and regulatory considerations, (vi) any other requirements or considerations set forth in the governing documents of any Other EQT Exeter Account and (vii) other considerations deemed relevant by our Adviser and its affiliates (including, without limitation, qualifying and maintaining our qualification as a REIT and our ability to avoid registration as an investment company under the Investment Company Act).
Currently, Other EQT Exeter Accounts invest in “core+” real estate assets in the United States (which are generally substantially stabilized assets, but typically with shorter lease durations and higher return targets than we will target), with a focus on major U.S. markets. Additionally, in the future, our Adviser may launch Other EQT Exeter Accounts that will focus on industrial, office and multi-family investments in major U.S. markets (collectively, the current and future accounts with similar investment strategies, the “Private Core+ Accounts”).
Our Adviser believes there likely will be limited overlap of investment opportunities for us and the Private Core+ Accounts because of our primary investment objective of providing current income. Further, the Private Core+ Accounts are structured in finite life closed-end vehicles that are intended to aggregate portfolios for sale once value has been achieved through improved operations at the asset level. Accordingly, the success of the Private Core+ Accounts are determined more by equity appreciation than our primary objective of providing less volatile risk-adjusted returns driven by current income.
To the extent an investment satisfies the investment objectives of us and the Private Core+ Accounts on the same terms, such investment will be allocated in accordance with our Adviser’s prevailing policies and procedures described above (including maintaining our ability to avoid registration as an investment company under the Investment Company Act). To the extent we acquire properties through joint ventures with Other EQT Exeter Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other EQT Exeter Accounts. Generally, the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture.
Furthermore, certain of the Other EQT Exeter Accounts that invest in “value-add” real estate and real estate related assets in the United States (which often are undermanaged assets and with higher potential for equity appreciation) have priority over us with respect to such investment opportunities (together with future accounts with similar investment strategies, the “Select Value-Add EQT Exeter Accounts”). As of December 31, 2023, there are two Select Value-Add EQT Exeter Accounts currently investing in real estate in the United States. No Other EQT Exeter Accounts other than Select Value-Add EQT Exeter Accounts have priority over us with respect to investment opportunities.

Our Adviser and its affiliates will calculate available capital, weigh the factors described above (which will not be weighted equally) and make other investment allocation decisions in accordance with their prevailing policies and procedures in their sole discretion. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other EQT Exeter Accounts. The amounts and forms of leverage utilized for investments will also be determined by our Adviser and its affiliates in their sole discretion, subject to the limitations of our charter and oversight of our board of directors. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Our Adviser is entitled to amend its policies and procedures at any time without prior notice or our consent.
Our Adviser faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which our Adviser is ultimately responsible for determining.
We (and, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership) will pay our Adviser a management fee based on our NAV, excluding the NAV of the Class E shares and Class E units which are not subject to the management fee. In addition, the Special Limited Partner, an affiliate of our Adviser, is entitled to receive distributions on its performance participation interest in the Operating Partnership based on the Operating Partnership’s annualized total return, which is calculated based upon our total distributions paid plus the change in the Operating Partnership’s NAV, excluding the distributions and NAV attributable to the Class E units which are not subject to the performance participation. Although third-party appraisals will be utilized in the calculation of our NAV, such appraisals will be based in part on information and estimates provided by our Adviser. Other components of our NAV will also be based on the subjective judgments of personnel of our Adviser. Therefore, there is a risk that conflicts of interest could influence the fees payable to our Adviser and the distributions payable to the Special Limited Partner.
Our Adviser and its employees and affiliates may invest for their own accounts.
Our Adviser and its employees and affiliates may engage in investment activities for their personal accounts, which may involve the purchase and sale of securities that are the same as, but in different concentrations or effectuated at different times and prices than, those purchased or sold by us. However, since entering into new or augmented positions of most publicly traded equity and debt securities (and options, futures and derivatives thereon) is generally prohibited under our Adviser’s Code of Ethics, the aforementioned activities would generally only occur when there is a sale of a security that was either entered into prior to an employee’s start date or previously pre-approved prior to the date when the policy that effected the prohibition was implemented. In addition, they may also involve the purchase and sale of securities that are different from those purchased by us. Additionally, our Adviser’s principals, employees and other affiliates may engage in limited investment activities, which may from time to time involve passive investments in companies or funds that may have dealings with our Adviser.
Our Adviser may come into possession of information that may restrict our trading ability and that may not be provided to us.
Our Adviser is a global institutional real estate operator and investment fund manager that manages multiple investment strategies for Other EQT Exeter Accounts. As part of its investment advisory activities, our Adviser and its affiliates sometimes come into possession of material non-public or price-sensitive information regarding other issuers, including both public and private companies, information that it will be prohibited from using for our benefit. This may occur, for example, if our Adviser obtains material, non-public information or enters into a nondisclosure agreement if it is contemplating a transaction in furtherance of certain investment strategies. Our Adviser may therefore be precluded from effecting transactions in issuers for our account as a result of the receipt of confidential or material, non-public information in furtherance of strategies on behalf of Other EQT Exeter Accounts.
The financial or other benefits received by our Adviser from us may be less than such benefits received by our Adviser from Other EQT Exeter Accounts.
A conflict of interest arises where the financial or other benefits available to our Adviser or its affiliates differ among the programs and accounts that it manages. If the amount or structure of the management fee, the Special Limited Partner’s performance participation interest and/or our Adviser’s or its affiliates’ compensation differs among programs and accounts (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Adviser or its affiliates might be motivated to help certain programs or accounts over others. Similarly, the desire to maintain assets under management or to enhance our Adviser’s performance record or to derive other rewards, financial or otherwise, could influence our Adviser or its affiliates in affording preferential treatment to those programs or accounts that could most significantly benefit our Adviser or its affiliates. Our Adviser may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor certain programs or accounts. Additionally, our Adviser or its affiliates might be motivated to favor programs or accounts in which it has an ownership interest or in which EQT or its affiliates have ownership interests. If an investment professional at our Adviser or its affiliates does not personally hold an investment in us but holds investments in other EQT Exeter-affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.
The fees we pay in connection with our offerings and the agreements we enter into with our Adviser, the Dealer Manager and their affiliates will not be determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
The compensation paid to our Adviser, the Special Limited Partner and the Dealer Manager for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among our Adviser, the Dealer Manager and their affiliates and us will not be negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, the Dealer Manager Agreement, property management and leasing agreements, development and construction agreements and any property-related corporate services and other agreements we may enter into with affiliates of our Adviser from time to time.
Our Adviser’s management fee and the Special Limited Partner’s performance participation interest may not create proper incentives or may induce our Adviser and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.
We (and, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership) will pay our Adviser a management fee based on our NAV, excluding the NAV of the Class E shares and Class E units which are not subject to the management fee, regardless of the performance of our portfolio. We are required to pay our Adviser a management fee in a particular period even if we experienced a net loss or a decline in the value of our portfolio during that period. Our Adviser’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the management fee is based on our NAV, our Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV.
The Special Limited Partner, an affiliate of our Adviser, is entitled to receive distributions on its performance participation interest in the Operating Partnership based on the Operating Partnership’s annualized total return, which is calculated based upon our total distributions paid plus the change in the Operating Partnership’s NAV, excluding the distributions and NAV attributable to the Class E units which are not subject to the performance participation. The existence of the Special Limited Partner’s performance participation interest in our Operating Partnership may create an incentive for our Adviser to recommend riskier or more speculative investments or to recommend us to use more leverage than it otherwise would. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Special Limited Partner may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.
Our Adviser will consider client and other relationships and the reputation of our Adviser in managing us.
Our Adviser has long-term relationships with many significant participants in the real estate and related financial markets, including institutional investors, tenants, lenders and government agencies. Some of these parties may directly or indirectly compete with us for investment opportunities. Institutional investors with which our Adviser has longstanding relationships may invest in other investment funds or real estate assets. Our Adviser considers these relationships in its management of us. In this regard, there may be certain investment opportunities or certain investment strategies that our Adviser does not undertake on our behalf in view of these relationships or refers to clients instead of referring to us. Our Adviser’s advice and actions, with respect to any of its clients or proprietary accounts, may differ from the advice given, or may involve a different timing or nature of action taken, than with respect to us. Because of different objectives or other factors, a particular investment may be bought or sold by our Adviser or its investment funds, clients or the employees of our Adviser at a time when another one of these persons or entities is selling or purchasing such investment. Further, because of the importance of our Adviser’s reputation, our Adviser may or may not take certain actions in order to protect or preserve such reputation. Our Adviser’s consideration of these and other related factors give rise to various conflicts of interest, which may not be resolved in our favor.
We may sell or purchase assets to or from our Adviser and its affiliates, and the conflicts of interest inherent in such transactions could result in terms that are less favorable to us than they would be if the transactions were not with a related party.

We may sell or purchase assets to or from our Adviser and its affiliates. Although such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction, there is still a risk that the conflicts of interest inherent in such transactions could result in terms that are less favorable to us than they would be if the transactions were not with a related party. This risk is heightened on account of our directors’ reliance, at least in part, on our Adviser and its affiliates for information regarding the proposed and alternative transactions. The possibility of such related-party transactions makes an investment in our shares more speculative than it otherwise would be.
Our Adviser will engage consultants, advisors and service providers on our behalf.
Our Adviser and entities affiliated with our Adviser will provide certain accounting, administrative and other services to us, and may charge expenses to us for the provision of such services by their internal staff that will be in addition to the management fee payable by us to our Adviser.
Individual consultants or advisors (some of whom may be former employees of our Adviser) may be engaged by our Adviser on our behalf to provide consulting or advisory services to us. These consultants or advisors may not work exclusively for our Adviser or us. Compensation paid to these consultants or advisors for consulting/advisory services is generally borne by us, is not offset against the management fee paid to our Adviser and may include an annual fee and a discretionary performance-related bonus.
Our Adviser, on behalf of us and our investments, expects to engage service providers (including attorneys and consultants), some of which may also provide services to our Adviser and other programs or accounts managed by our Adviser or its affiliates. In addition, certain service providers to our Adviser, us and our investments may also be affiliates of our Adviser. These service providers may have business, financial, or other relationships with our Adviser or its employees, which may influence our Adviser’s selection of these service providers for us or our investments.
Our Adviser’s personnel work on other projects and conflicts may arise in the allocation of personnel and personnel time between us and other projects.
Our Adviser and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, our Adviser’s personnel, including members of the advisory committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist other programs and accounts, including other programs and accounts to be developed in the future. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, our Adviser and our Adviser’s personnel derive financial benefit from these other activities, including fees and performance-based compensation. Our Adviser’s personnel share in the fees and performance-based compensation generated by other programs and accounts. These and other factors create conflicts of interest in the allocation of time by such personnel.
Our Adviser may have interests in recommending that we invest alongside Other EQT Exeter Accounts and such interests could cause us to make acquisitions that we otherwise would not make.
Our Adviser and its affiliates may become aware of investment opportunities that are too big for us or any Other EQT Exeter Account to take on individually but which we and Other EQT Exeter Accounts could acquire collectively. Our Adviser may have incentives to recommend that we invest in such an opportunity even if it would not be in our best interest in order that the Other EQT Exeter Accounts not miss out on the opportunity and in order that our Adviser and its affiliates not miss out on the opportunity for higher fee income. The existence of Other EQT Exeter Accounts and the possibility of investments alongside them, therefore, increases the risk that we may participate in an acquisition that is not in our best interest.
Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.
Our board of directors has adopted a resolution that provides, subject to certain exceptions, that none of our Adviser or its affiliates, our directors or any person our directors control will be required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless offered to a person expressly and solely in his or her capacity as one of our directors or officers. As a result, our potential investment opportunities may be reduced.
Our Adviser will receive various kinds of information and data from us, which it may use without benefit to us.

Our Adviser will receive or obtain various kinds of data and information from us, Other EQT Exeter Accounts and portfolio companies, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” Our Adviser may enter into arrangements regarding information sharing and use with us, Other EQT Exeter Accounts, portfolio companies, related parties and service providers which will give our Adviser access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. Although our Adviser believes that these activities improve our Adviser’s investment management activities on our behalf and on behalf of Other EQT Exeter Accounts, information obtained from us also provides material benefits to our Adviser or Other EQT Exeter Accounts without compensation or other benefit accruing to us or our stockholders.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, our Adviser will generally be free to use data and information from our activities to assist in the pursuit of our Adviser’s various other activities, including to trade for the benefit of our Adviser or an Other EQT Exeter Account.
The sharing and use of “big data” and other information presents potential conflicts of interest, and any benefits received by our Adviser or its personnel (including fees, costs and expenses) will not offset our Adviser’s management fee or otherwise be shared with investors. As a result, our Adviser has an incentive to pursue investments that generate data and information that can be utilized in a manner that benefits our Adviser or Other EQT Exeter Accounts.
We may be subject to potential conflicts of interest as a consequence of family relationships that our Adviser’s employees have with other real estate professionals.
Certain personnel and other professionals of our Adviser may have family members or relatives that are actively involved in industries and sectors in which we invest or may have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described herein) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets that are actual or potential investments of ours or our other counterparties and properties. Moreover, in certain instances, we may purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions.
Other potential or actual conflicts of interest may arise, and these conflicts may not be identified or resolved in a manner favorable to us.
Our Adviser has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of our Adviser and the affiliates, partners, members, shareholders, officers, directors and employees of the foregoing, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. There can be no assurance that our board of directors or our Adviser will identify or resolve all conflicts of interest in a manner that is favorable to us.
In addition to the risks related to conflicts of interests in this section, see “—Risks Related to Our Organizational Structure—The Dealer Manager is a recently formed entity with no prior operating history. The Dealer Manager may not be able to build and maintain a network of licensed broker-dealers, which failure could have a material adverse effect on our business and our public offering” and “—Risks Related to Our Organizational Structure—Our stockholders will not have the benefit of an independent due diligence review in connection with our offerings and, if a conflict of interest arises between us and our Adviser or the Dealer Manager, we may incur additional fees and expenses.”
Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
Commencing with our taxable year ending December 31, 2024, we expect to operate so as to qualify as a REIT under the Code. Until that time, we will be subject to taxation at regular corporate rates under the Code. We had no taxable income for the taxable year ended December 31, 2023. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we may fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
To qualify and maintain our qualification as a REIT, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify and maintain our qualification as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.
Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
To qualify and maintain our qualification as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify and maintain our qualification as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and qualify and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could reduce our income and amounts available for distribution to our stockholders.
Our charter does not permit any person or group to own more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our board of directors.
For us to qualify and maintain our qualification as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock, or 9.9% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
The Ownership Limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.
Non-U.S. holders may be subject to U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.
A “non-U.S. holder” is a beneficial owner of our common stock that is neither a U.S. holder nor a partnership (or an entity treated as a partnership for U.S. federal income tax purposes). The term "U.S. holder" means a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or resident of the United States;
•a corporation (or an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any State thereof or the District of Columbia;
•an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust if it (i) is subject to the primary supervision of a court within the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (ii) has a valid election in effect under applicable Treasury regulations to be treated as a U.S. person.
If a partnership (or an entity treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. Partners of a partnership holding common stock should consult their advisors.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. A qualified shareholder is a non-U.S. person that (i) either is eligible for the benefits of a comprehensive income tax treaty which includes an exchange of information program and whose principal class of interests is listed and regularly traded on one or more recognized stock exchanges (as defined in such comprehensive income tax treaty), or is a foreign partnership that is created or organized under foreign law as a limited partnership in a jurisdiction that has an agreement for the exchange of information with respect to taxes with the United States and has a class of limited partnership units representing greater than 50% of the value of all the partnership units that is regularly traded on the NYSE or NASDAQ markets, (ii) is a “qualified collective investment vehicle” (within the meaning of Section 897(k)(3)(B) of the Code), and (iii) maintains records on the identity of each person who, at any time during the foreign person’s taxable year, is the direct owner of 5% or more of the class of interests or units (as applicable) described in (i), above. A qualified foreign pension fund is any trust, corporation, or other organization or arrangement (i) which is created or organized under the law of a country other than the United States, (ii) which is established (a) by such country (or one or more political subdivisions thereof) to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (including self-employed individuals) or persons designated by such employees, as a result of services rendered by such employees to their employers or (b) by one or more employers to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (including self-employed individuals) or persons designated by such employees in consideration for services rendered by such employees to such employers, (iii) which does not have a single participant or beneficiary with a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information reporting about its beneficiaries is provided, or is otherwise available, to the relevant tax authorities in the country in which it is established or operates, and (v) with respect to which, under the laws of the country in which it is established or operates, (a) contributions to such organization or arrangement that would otherwise be subject to tax under such laws are deductible or excluded from the gross income of such entity or arrangement or taxed at a reduced rate, or (b) taxation of any investment income of such organization or arrangement is deferred or such income is excluded from the gross income of such entity or arrangement or is taxed at a reduced rate.
Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were “regularly traded” on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. However, it is not anticipated that our common stock will be “regularly traded” on an established market.
A non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
We seek to act in the best interests of our Company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.
We may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under the Tax Cuts and Jobs Act, through 2025, and subject to certain limitations and holding-period requirements, taxpayers that are individuals, trusts or estates may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The Inflation Reduction Act includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by REITs are specifically excepted from the 1% excise tax. Our taxable REIT subsidiaries operate as standalone corporations and therefore could be adversely affected by the Inflation Reduction Act. We will continue to analyze and monitor the application of the Inflation Reduction Act to our business; however, the effect of these changes on the value of our assets, our shares or market conditions generally, is uncertain.
Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. The impact of tax reform on an investment in our shares is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the Internal Revenue Service ("IRS") has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
If our Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
We may not be able to recoup the costs associated with increased property taxes, which would adversely affect our performance and the value of your investment in us.
We may be responsible for paying real property taxes applicable to properties owned by us. The property taxes may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We may be unable to recoup such increased costs, which could have a material adverse effect on our operations and the value of your investment.
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs or Keogh plans. If you are investing the assets of any such benefit plans in our common stock, you should satisfy yourself that:
•the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code or other applicable statutory or common law may result in the imposition of civil penalties and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.
If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.
Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. If our assets are deemed to constitute “plan assets” of stockholders that are Covered Plans (as defined below), (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and Section 4975 of the Code, (ii) our management, as well as various providers of fiduciary or other services to us (including our Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code, and (iii) the fiduciaries of stockholders that are Covered Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.
Under ERISA and the United States Department of Labor regulations, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), generally when a Covered Plan acquires an “equity interest” in an entity that is neither a “publicly-offered security” (within the meaning of the Plan Assets Regulation) nor a security issued by an investment company registered under the Investment Company Act, the Covered Plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that less than 25% of the total value of each class of equity interest in the entity is held by “benefit plan investors” within the meaning of the Plan Assets Regulation (the “25% Test”) or that the entity is an “operating company” as defined in the Plan Assets Regulation. The Plan Assets Regulation defines an “equity interest” as any interest in an entity other than an instrument that is treated as indebtedness under applicable local law and which has no substantial equity features.
The definition of an “operating company” in the Plan Assets Regulation includes, among other things, a “venture capital operating company” (a “VCOC”). Generally, in order to qualify as a VCOC, an entity must demonstrate on its “initial valuation date” and on at least one day within each “annual valuation period,” at least 50% of its assets, valued at cost (other than short-term investments pending long-term commitment or distribution to investors), are invested in operating companies (other than VCOCs) (i.e., operating entities that (x) are primarily engaged directly, or through a majority owned subsidiary or subsidiaries, in the production or sale of a product or service other than the investment of capital, or (y) qualify as “real estate operating companies,” as defined in the Plan Assets Regulation) in which such entity has direct contractual management rights. In addition, to qualify as a VCOC, an entity must, in the ordinary course of its business, actually exercise such management rights with respect to at least one of the operating companies in which it invests. Similarly, the term “operating company” in the Plan Assets Regulation includes an entity that qualifies as a “real estate operating company” (“REOC”). An entity should qualify as a REOC if (i) on its “initial valuation date” and on at least one day within each “annual valuation period,” at least 50% of the entity’s assets, valued at cost (other than short-term investments pending long-term commitment or distribution to investors) are invested in real estate that is managed or developed and with respect to which such entity has the right to substantially participate directly in management or development activities; and (ii) such entity in the ordinary course of its business is engaged directly in the management and development of real estate during specified periods. The “initial valuation date” is the date on which the entity first makes an investment that is not a short-term investment of funds pending long-term commitment. An entity’s “annual valuation period” is a pre-established period not exceeding 90 days in duration, which begins no later than the anniversary of the entity’s initial valuation date. The Plan Assets Regulation does not provide specific guidance regarding what rights will qualify as management rights, and the U.S. Department of Labor has consistently taken the position that such determination can only be made in light of the surrounding facts and circumstances of each particular case, substantially limiting the degree to which it can be determined with certainty whether particular rights will satisfy this requirement.
In order to prevent the application of ERISA to our company, we may seek to qualify as either a VCOC or a REOC. In order to qualify as a VCOC we must make our first investment in an operating company, which may include an investment in a REOC, and with respect to which we retain the right to substantially participate in management activities. In addition, to maintain our status as a VCOC, during each subsequent annual valuation period at least 50% of our assets valued at cost much be invested in operating companies with respect to which we retain the direct right to participate in management or development activities and we must have exercised our participation rights with respect to at least one qualifying investment. In order to qualify as a REOC we must make our first investment in real estate, which is managed or developed, and with respect to which we retain the direct right to participate in management and development activities. To maintain our status as a REOC, during each subsequent annual valuation period at least 50% of our assets valued at cost much be invested in real estate which is managed or developed and with respect to which we retain the direct right to participate in management or development activities. If we fail to make a proper first investment or fail to meet the test during any subsequent annual valuation period, we will fail to qualify as a VCOC or REOC, as applicable, and our assets could be considered plan assets subject to the requirements of ERISA unless another exception applies. During any period in which we cannot qualify or either cannot or choose not to continue to qualify as either a VCOC or REOC, we may seek to avoid the application of ERISA pursuant to the 25% Test or the publicly offered securities exemptions from the application of ERISA.
For purposes of the 25% Test, the assets of an entity will not be treated as “plan assets” if, immediately after the most recent acquisition of any equity interest in the entity, less than 25% of the total value of each class of equity interest in the entity is held by “benefit plan investors,” excluding equity interests held by persons (other than benefit plan investors) with discretionary authority or control over the assets of the entity or who provide investment advice for a fee (direct or indirect) with respect to such assets, and any affiliates thereof. The term “benefit plan investors” is generally defined to include employee benefit plans subject to Title I of ERISA or Section 4975 of the Code (including “Keogh” plans and IRAs), as well as any entity whose underlying assets include plan assets by reason of a plan’s investment in such entity (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by benefit plan investors and which does not satisfy another exception under ERISA). Our decision to comply with the 25% Test may result in limiting the availability of our securities with respect to benefit plan investors and/or require the redemption of securities held by benefit plan investors in order to avoid the application of ERISA.
We will not be an investment company under the Investment Company Act.
Under the Plan Assets Regulation, a “publicly-offered security” is a security that is (a) “freely transferable,” (b) part of a class of securities that is “widely held,” and (c) (i) sold to the Covered Plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act of 1933, as amended, and the class of securities to which such security is a part is registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering of such securities to the public has occurred, or (ii) is part of a class of securities that is registered under Section 12 of the Exchange Act.
Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA, (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”), or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “Covered Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
As an externally managed company, our day-to-day operations are managed by our Adviser and our executive officers under the oversight of our board of directors. We rely on IT systems, data hosting and other hardware and software platforms which are hosted by EQT, the parent company of our Advisor. As such, we are reliant on EQT for assessing, identifying and managing cybersecurity risk as part of its overall Risk Management Framework.
Cybersecurity risk is an important and continuously evolving focus for us, EQT, and EQT’s affiliates. EQT maintains a cybersecurity program as part of its Risk Management Framework, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by EQRT, from anticipated threats or hazards. EQT utilizes a variety of protective measures as a part of its and our cybersecurity program. These measures include:
•IT General Controls: including physical and digital access controls, patch management, identity verification and mobile device management.
•Risk Identification: EQT utilizes a combination of internal processes and third-party services to identify potential information security vulnerabilities and threats. This includes threat intelligence, vulnerability management and various security assessments.
•Risk Assessment: Identified risks are assessed and ranked on at least an annual basis using a likelihood and impact assessment as part of EQT's enterprise risk framework. In addition, the security team has in place an information security risk management process through which risks are assessed, managed and reported upon continuously.
•Risk Management: Risks are managed based on their severity in relation to the established risk appetite. EQT has in place several risk-mitigating controls, blending preventative, detective, and reactive measures with an emphasis on identity verification, least privilege, micro-segmentation, and a strong security culture. To this foundation, EQT adds critical components like data protection endpoint security, secure configurations, advanced monitoring and threat detection, robust incident and business continuity plans for effective response. EQT continuously modifies its controls in line with our current risk landscape.
•Incident Management: EQT has implemented a security incident response plan for prompt and effective handling of cyber incidents. This plan is executed by a tiered response team: a 24/7 Security Operations Center serves as the first line of defense, followed by EQT's internal security team as the second tier, and an expert incident response and forensics firm as the third. Additional support from external legal counsel is available when necessary. The strategy ensures collaboration with key functions like Risk, Regulatory & Compliance, Corporate Legal and Communications. Detailed playbooks within the plan outline specific actions for various security incident types. At the corporate level, an incident reporting and management process involves EQT's Chief Information Security Officer ("CISO"). Should an incident pertain to cybersecurity, it activates the security incident response plan.
•Ongoing Testing: EQT's comprehensive program encompasses a range of measures and enterprise-level drills. This includes conducting phishing test campaigns, mandatory annual training, annual penetration tests, and disaster recovery tests to ensure EQT's systems resilience. At the enterprise level, EQT also holds an annual tabletop exercise for EQT's core and extended crisis management teams, simulating various hypothetical scenarios to assess our preparedness and response strategies.
EQT's technology systems and those of its, the Adviser's and our third-party service providers are vital for sustaining our operations and strategic initiatives. To manage the risks inherent in these vendor relationships effectively, EQT has established a series of processes. EQT and the Adviser engage only with third parties that align with our stringent cybersecurity standards, demanding that these providers demonstrate strong capabilities in key areas such as data protection, incident preparedness, continuity, and vendor risk management. Adopting a risk-based strategy allows EQT to prioritize its efforts, focusing on the most critical vendors to ensure its attention is directed where it is most needed. In regards to EQT's most critical vendors, EQT requires substantial and credible third-party assurances, such as Service Organization Control Type 2 certifications ("SOC 2") and International Organization for Standardization ("ISO") certifications, ensuring they meet its high cybersecurity standards.
Further, the contracts for EQRT, the Adviser and EQT include stringent data protection and liability clauses in the event of a breach.
Governance and Oversight
EQT’s cybersecurity governance structure is led by the CISO, responsible for EQT’s cybersecurity program. The CISO has 15 years of experience working with cybersecurity, business continuity, risk management and technology across several industries and holds a Master and a Bachelor of Computer Science and Engineering. The CISO heads the Security and Platform Engineering Team (‘SPET’) of dedicated information security professionals and site reliability engineers, concentrating on the security and stability of the technical platform. SPET collaborates closely with other technology teams, such as the EQT information technology operations team. The CISO reports to the Information Security Steering Committee (the ‘Steering Committee’), comprised of select Executive Committee members of EQT. The Steering Committee receives quarterly updates from the CISO. Furthermore, the CISO also reports annually to EQT's Audit Committee and twice a year to a member of EQT's board appointed to oversee cybersecurity risk. In addition, the Group Risk Function reports to the Risk Committee at least three times per year.
At the EQRT level, oversight of cybersecurity is the responsibility of our Board of Directors, receiving at least annual updates on EQT's cybersecurity program and receiving prompt notice regarding any material cybersecurity incidents that are relevant to EQRT, as well as ongoing updates regarding such incidents. EQT’s cybersecurity program and processes also provide incident escalation to our Chief Financial Officer for any security incidents that meet pre-established reporting thresholds. EQRT's Chief Financial Officer determines if any cybersecurity events have taken place at the EQRT level and assesses whether those events are material to EQRT based on quantitative and qualitative criteria determined by EQRT's management, supported by external advisors. When determining the materiality of a cybersecurity event, EQRT considers the actual and potential impact on the EQRT operations, strategy, performance, cash flows and financial condition. EQRT adheres to EQT’s Incident Handling Playbook and employee awareness training requirements.
Both EQT and its Adviser remain committed to adopting the highest cybersecurity standards and practices, continuously enhancing their cybersecurity capabilities, and prioritizing the safeguarding of company and customer data from potential threats. In the last fiscal year, EQT and EQRT have not experienced any cybersecurity incidents, that have materially affected us or are reasonably likely to have materially affected our operations, strategy, performance, cash flows or financial health. See Part I, Item 1A, “Risk Factors—Risks Related to Our Organization Structure—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.”
Item 2. Properties
As of December 31, 2023, we did not own any real properties.
Our principal executive offices are located at Five Radnor Corporate Center, 100 Matsonford Road, Suite 250, Radnor, Pennsylvania 19087.
Item 3. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Information
As of March 28, 2024, we had 58,500 Class E common shares outstanding held by five stockholders and no holders of Class T, Class S, Class D, Class I, Class A-I or Class A-II common shares. In addition, there were 6,220,000 Class E units of our Operating Partnership outstanding held by EQT Exeter Holdings.
Market Information
We are conducting a public offering of our common stock on a “best efforts” basis through EQTE Brokerage LLC (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser. We are offering to the public four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares. The differences among the share classes in the public offering relate to upfront selling commissions, dealer manager fees and ongoing distribution fees. No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to Class I shares. Ongoing distribution fees, management fees and the performance participation allocation accrue on a class-specific basis, and such class-specific accruals will normally result in different amounts of distributions with respect to certain share classes and may lower the NAV of a share class. Other than class-specific accruals, the classes of shares of our common stock have identical rights and privileges, including with respect to voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.
The following table presents the upfront selling commissions and dealer manager fees payable at the time the shares are acquired in the primary component of the public offering:

	Maximum Upfront Selling Commissions as a % of Transaction Price	Maximum Upfront Dealer Manager Fees as a % of Transaction Price
Class T (1) shares	up to 3.0%	0.5%
Class S shares	up to 3.5%	None
Class D shares	up to 1.5%	None
Class I shares	None	None
(1)    Such amounts may vary at certain selected dealers, provided that the sum will not exceed 3.5% of the transaction price.
The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers. No upfront selling commissions or dealer manager fees are paid with respect to shares of any class sold pursuant to our distribution reinvestment plan.
The following table shows the distribution fees we pay the Dealer Manager with respect the Class T, Class S, Class D and Class I on an annualized basis as a percentage of our NAV for such class. The distribution fees will be paid monthly in arrears.

Distribution Fee as a % of NAV
Class T (1) shares	0.85% (1)
Class S shares	0.85%
Class D shares	0.25%
Class I shares	None
(1) Consists of a representative distribution fee and a dealer distribution fee.
The Dealer Manager will reallow (pay) all or a portion of the distribution fees to selected dealers and servicing broker-dealers, and will rebate distribution fees to us to the extent a broker-dealer is not eligible to receive them. All outstanding Class T, Class S and Class D shares, including those purchased under the distribution reinvestment plan, will be subject to ongoing distribution fees. We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, 8.75% (or a lower limit as set forth in the applicable agreement between the Dealer Manager and a selected dealer at the time such shares were issued) of the gross proceeds from the sale of such shares and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan) (collectively, the “Fee Limit”). At the end of such month, each such Class T share, Class S share or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.
Purchase Price
During the escrow period (described below), the per share purchase price for shares of our common stock was$10.00, plus applicable upfront selling commissions and dealer manager fees. After the close of the escrow period, each class of shares will be sold at the then-current transaction price, which will generally be the prior month’s NAV per share for such class, plus applicable upfront selling commissions and dealer manager fees.
Escrow period
The terms of the public offering required us to hold investors’ funds from the public offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of EQRT OP in the public offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, EQRT OP issued 6,220,000 Class E units to EQT Exeter Holdings for an aggregate purchase price of $62,200,000, or $10.00 per unit. See Item 1, “Business—Sponsor Commitment.” As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the public offering. No shares were issued or sold in the public offering in connection with breaking escrow.
Class E Stock or Units
Class E shares of our common stock and Class E units of EQRT OP are not available for purchase in our public offering. Class E shares and Class E units are only available for purchase in private transactions by (i) our Adviser, our Sponsor and their affiliates, (ii) employees of our Adviser, our Sponsor and their affiliates and (iii) our officers and directors. During the escrow period, the per share purchase price for shares of our Class E common stock and Class E units of EQRT OP was $10.00. After the close of the escrow period, Class E shares and Class E units will be sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class.
Class A-I and Class A-II Shares
Class A-I and Class A-II shares of our common stock are not available for purchase in the public offering. We intend to conduct private offerings of our Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D (“Regulation D”) promulgated under the Securities Act. These private offerings will be conducted pursuant to Regulation D and other applicable exemptions.
Net Asset Value
After the conclusion of the calendar month during which we break escrow in our public offering, the NAV for each class of shares will be based on the net asset values of our investments (including real estate related securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including class-specific accruals, in all cases as described in our valuation guidelines.
With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a valuation firm, to serve as our “Independent Valuation Advisor” with respect to providing monthly restricted appraisal reports for real properties, reviewing annual third-party real property appraisals, helping us administer the valuation and review process for the real properties in our portfolio, and assisting in the development and review of the valuation procedures for real properties. Valuations of our real properties will be updated monthly. We expect our Adviser to calculate the fair value of our other assets and liabilities, though our Adviser may retain additional third parties to assist with our valuations of certain investments.
Our NAV per share for each class of shares will be calculated monthly by State Street Bank and Trust Company based on information obtained from our Independent Valuation Advisor, third-party real property appraisals and our Adviser, and such calculation will be reviewed and confirmed by our Adviser. While our Independent Valuation Advisor is responsible for providing monthly restricted appraisal reports of our real estate properties and reviews of third-party appraisals, our

Independent Valuation Advisor is not responsible for, nor does it prepare or calculate, our monthly NAV. Our Adviser is ultimately responsible for the determination of our monthly NAV.
NAV is not a measure used under U.S. generally accepted accounting principles (“GAAP”) and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Our Adviser has agreed to several support measures. For purposes of calculating our NAV, the organization and offering expenses advanced, waived or paid by our Adviser will not be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Adviser for these costs. In addition, the general and administrative expenses paid by our Adviser through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with EQRT OP units held by parties other than us, reaches $500 million and (ii) March 19, 2025, which is the first anniversary of the date on which we broke escrow in our public offering, are not recognized as expenses or as a component of equity and are not reflected in our NAV until we reimburse our Adviser for these expenses. NAV should not be considered to be equivalent to stockholders’ equity or any other GAAP measure. For more information regarding the calculation of our NAV per share of each class and how our properties and real estate related securities will be valued, see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus, as amended and supplemented.
Distribution Policy
As of December 31, 2023, we had not declared or paid distributions. We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis, which we currently anticipate will commence within three full months after the escrow period concluded. The escrow period concluded on March 19, 2024. Our distribution policy is set by our board of directors. Any distributions we make are at the discretion of our board of directors, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time. Share repurchases under our share repurchase plan will be effectuated as of the opening of the last calendar day of each month and we expect to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. Stockholders will not be entitled to receive a distribution if their shares are repurchased prior to the applicable time of the record date for such distribution.
To qualify as a REIT, we are required to pay distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes. We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders.
There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings, return of capital, offering proceeds or the temporary deferral or waiver of fees and expense reimbursements (including the payment of fees with shares of our stock), and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which our Adviser elects to receive its management fee in Class E shares or Class E units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class E units, how quickly we invest offering proceeds and the performance of our investments. Funding distributions from the sale of or repayment of our assets, borrowings, return of capital, offering proceeds or the temporary deferral or waiver of fees and expense reimbursements will result in us having less funds available to acquire properties or other real estate related securities. As a result, the return investors realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute an investor’s interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price they paid for their shares.
Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2023 were previously reported.
Use of Proceeds
On August 1, 2023, our Registration Statement on Form S-11 (File No. 333-273163) with respect to the Offering was declared effective under the Securities Act. We commenced the Offering on August 1, 2023 upon retaining EQTE Brokerage LLC, an affiliate of our Adviser, as the dealer manager for the Offering. We are offering on a continuous basis up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. As of December 31, 2023, our Adviser and its affiliates have incurred organization and offering costs on our behalf of approximately $5,470,431. These organization and offering costs are not recorded in our consolidated financial statements as of December 31, 2023 because such costs were not liabilities of ours until the date we broke escrow for the Offering. As of December 31, 2023, we had not raised the minimum offering amount and broken escrow in the Offering and, therefore, we had not received any proceeds from the Offering. As of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. See Item 1, “Business—General Description of Business and Operations".
Share Repurchases
We have adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. Additionally, stockholders who have received shares of our common stock in exchange for their EQRT OP units may include the period of time such stockholder held such EQRT OP units for purposes of calculating the holding period for such shares of our common stock. This Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan nor will it apply in the following circumstances (subject to the conditions described herein and in our share repurchase plan): repurchases resulting from death, qualifying disability or divorce; in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $500 minimum account balance; or due to trade or operational error. To have your shares repurchased, your repurchase request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share repurchases will generally be made within three business days of the Repurchase Date. We will begin the share repurchase plan in the first month of the first full calendar quarter following the conclusion of our escrow period. Our escrow period concluded on March 19, 2024. Investors may withdraw their repurchase requests by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.
The aggregate NAV of total repurchases of Class T, Class S, Class D, Class I, Class E, Class A-I and Class A-II shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock, if any, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
EQT Exeter Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with EQRT OP units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Exeter Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases and (3) upon a repurchase request, EQRT OP will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of EQRT OP, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding EQRT OP units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction.
Shares held by our Adviser acquired as payment of our Adviser’s management fee will not be subject to our share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction, and will not be included in the calculation of our aggregate NAV for purposes of the 2% monthly or 5% quarterly limitations on repurchases. Notwithstanding the foregoing, we have adopted a policy that requires the affiliated-transactions committee to approve any repurchase request of the Adviser for Class E shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.
In addition, holders of Class E units issued in connection with distributions on the performance participation interest may request EQRT OP repurchase such Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of EQRT OP, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding EQRT OP units held by persons other than us as having been exchanged for our shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations under the share repurchase plan. In addition, any repurchases of Class E units in respect of distributions on the performance participation interest will not be subject to the Early Repurchase Deduction.
Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on our Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of our Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if it deems in its reasonable judgment such action to be in our best interest. Our board of directors will not terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
As of December 31, 2023, we had not commenced our share repurchase plan and had not repurchased any shares of our common stock as we had not yet broken escrow in our public offering.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We do not undertake to revise or update any forward-looking statements except as otherwise required by federal securities laws.
Overview
We are a Maryland corporation formed on September 2, 2022. We were formed to invest primarily in stabilized, income-oriented commercial real estate in the United States in a range of asset types. To a lesser extent, we also plan to invest in real estate related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We are an externally advised, perpetual-life corporation. We are externally managed by Exeter Property Group, LLC (our “Adviser” or “EQT Exeter”), an affiliate of EQT AB (our “Sponsor”).
We plan to own all or substantially all of our assets through our operating partnership, EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership” or “EQRT OP”), of which we are the sole general partner.
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
As of December 31, 2023, we have neither engaged in any operations nor generated any revenues. Our entire activity since inception to December 31, 2023 has been to prepare for our proposed fundraising through our initial public offering of our common stock (the "Offering"). We have registered with the SEC an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan.
The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Exeter Holdings for an aggregate purchase price of $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. See “—Subsequent Events” below. Until the release of proceeds from escrow, the per share purchase price for shares of our common stock in the primary offering component of the Offering was $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.
We also intend to conduct private offerings of our Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D. These private offerings will be conducted pursuant to Regulation D and other applicable exemptions.
As of December 31, 2023, we had neither acquired nor entered into any arrangements to acquire any properties or real estate-related securities. EQRT commenced principal operations on March 20, 2024 with the acquisition of its first investment. See “—Subsequent Events” below. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we are acquiring such assets.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than regional or global economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Annual Report.
The U.S. real estate market experienced significant shifts in 2023 as it continued to adapt to changing economic conditions and associated policy responses, chiefly the Federal Reserve’s attempt to tackle inflation through aggressive increases in the federal funds rate (525 basis points since 2022 through year-end 2023). Such changes to the federal funds rate can directly impact the cost of capital available to real estate investors as well as associated real estate valuations. According to CBRE’s February 7, 2024 market report, “Investment Volume Continued to Fall in Q4”, U.S. commercial real estate investment volume also declined, some 44% year-over-year in the fourth quarter 2023, and for the year ended 2023, volume fell by 52%, the lowest annual total since 2012, as sellers and buyers calibrate pricing expectations.
We believe there is room for cautious optimism, as the Federal Reserve’s aggressive moves to combat inflation seem to be working, as inflation has declined by 570 basis points from its peak in June of 2022. As inflation trends towards the Federal Reserve's 2% target, the likelihood of a soft-landing increases, although downside economic risks remain. The Federal Reserve's guidance to cut rates by 75 basis points in 2024 suggests an expectation for stabilizing cap rates and increased investment activity, particularly in the second half of 2024.
Our investment thesis and strategy remain unchanged, as each one of our focus areas addresses property types that meet the fundamental changes in how Americans consume, work, and live, changes which while accelerated by COVID-19 also reflect secular shifts in demographics and technology.
We believe our Adviser is positioned to address the market opportunity ahead and what it believes to be a long-term fundamental shift in the consumption of goods, driven chiefly by e-commerce adoption and increasingly demanding and dynamic consumer preferences. We expect additional opportunities from the growing trend of “on shoring” back to the United States, particularly in strategic sectors as companies look to strengthen their local supply chains to weather increasingly volatile global supply chains. Accordingly, industrial property acquisitions may include, but may not be limited to, the following: distribution and storage properties across the industrial supply chain, such as big-box warehouse, last-mile warehouse, cold-storage, light industrial, flex/office-warehouse, industrial service facilities and industrial outdoor storage properties. Further, while our Adviser believes the impact of the COVID-19 pandemic and the “work-from-home” trend as a more broadly accepted work model will likely have a long-term impact on office usage, our Adviser, informed by the breadth of its direct corporate tenant relationships, believes that well-located, modern and appropriately amenitized workspace will be critical for the productivity needs of innovation-driven, collaboration-dependent businesses typically found in the knowledge economy. For example, certain industries, such as healthcare, biotech, and pharmaceuticals, require specialized equipment and controlled commercial environments (i.e. specialized offices) to function safely and efficiently. As such, office property acquisitions may include, but not be limited to, the following: research and development campuses, laboratory workspace, medical office, biomanufacturing facilities, creative office, headquarters and single-tenant office space.
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
Results of Operations
As of and for the period ended December 31, 2023, we were in our organizational period and had not commenced our principal operations or generated any revenues.

Operating Expenses
Operating expenses incurred directly by us are expensed in the period incurred. Such amounts totaled $130,875 and $65 for the year ended December 31, 2023 and for the period from September 2, 2022 (date of formation) to December 31, 2022.
On September 1, 2023, we issued an aggregate of 38,500 unvested restricted shares of Class E common stock, $0.01 par value per share, with a grant date fair value of $10.00 per share, to our four independent directors as compensation for their services pursuant to our independent director compensation plan. The net loss for the year ended December 31, 2023 includes $128,333 of compensation expense related to these awards.
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
Our Adviser has agreed to several support measures. Our Adviser has agreed to waive its management fee for the first six full calendar months following March 19, 2024, the date on which we broke escrow for the Offering. Our Adviser has also agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2025, which is the first anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2025.
In addition, our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $500 million and (ii) March 19, 2025, the first anniversary of the date on which we broke escrow for the Offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.
As of December 31, 2023 and December 31, 2022, the Adviser had incurred $5,470,431 and $1,850,487, respectively, of organization and offering costs and $960,534 and $0, respectively, of general and administrative related costs on our behalf.
EQT Exeter Holdings has committed to purchase $200,000,000 in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. The Sponsor Committed Amount is inclusive of the 6,220,000 Class E units of the Operating Partnership acquired by EQT Exeter Holdings on March 19, 2024 for an aggregate purchase price of $62,200,000, or $10.00 per unit. The Class E shares and Class E units are not available for purchase in the Offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) our officers and directors. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to our Adviser or the performance participation allocation to the special limited partner. Shares purchased by our Adviser, our Sponsor, their affiliates and our directors and officers will be purchased for investment purposes only and not for resale.
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Code. We had no taxable income for the taxable year ended December 31, 2023 and for the period ended December 31, 2022. In order to qualify and maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.
Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and units of the

Operating Partnership and through the assumption or incurrence of debt. We may also fund repurchase requests under our share repurchase plan from sources other than cash flow from operations, including, without limitation, the sale or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
In addition, and although we have not received any commitments from lenders to fund a line of credit to date, we may decide to obtain a line of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to obtain a line of credit, we would expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund share repurchases or for other corporate purposes.
Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
Cash Flows
As of November 4, 2022, we were capitalized with a $200,000 investment by our Adviser in exchange for 20,000 shares of our common stock. All of these shares were reclassified as Class E shares of common stock on June 21, 2023. On June 9, 2023, we issued 220 shares of Class A preferred stock to eight officers and employees of our Adviser and its affiliates at a price of $1,000 per share for total proceeds of $220,000. The shares of Class A preferred stock pay a 10% annual dividend and during the year ended December 31, 2023, we paid aggregate dividends of $12,344 to the Class A preferred stockholders for the period from June 9, 2023 to December 31, 2023.
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

Purchase Price Allocation of Acquired Investments in Real Estate
Upon acquisition of a property, we will assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities. We will assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows will be based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Subsequent Events
As of the date of this filing, we have evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.
Amended and Restated Advisory Agreement
On March 19, 2024, we entered into an amended and restated advisory agreement (the “Amended and Restated Advisory Agreement”) by and among us, the Operating Partnership and the Adviser. The Amended and Restated Advisory Agreement reflects the addition of the Class A-I and Class A-II shares and the different management fees associated with such shares. See “—Charter Amendment and Articles Supplementary” below regarding the designation of Class A-I and Class A-II shares. We will pay the Adviser a management fee of 0.50% of the aggregate NAV represented by our Class A-I shares per annum payable monthly in arrears and a management fee of 0.90% of the aggregate NAV represented by our Class A-II shares per annum payable monthly in arrears.
The Amended and Restated Advisory Agreement modifies the previous Advisory Agreement dated July 31, 2023 to clarify that the Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $500 million and (ii) March 19, 2025, which is one year from the date on which we broke escrow in our public offering, rather than one year from the commencement of the offering, as stated in the previous Advisory Agreement. The Amended and Restated Advisory Agreement clarifies that such advanced general and administrative expenses will be reimbursed by us in 60 equal monthly installments commencing with the first month following such date.
The Amended and Restated Advisory Agreement amends the organization and offering expenses payable or reimbursable by us to provide that we will pay or reimburse the Adviser or the Dealer Manager for expenses of employees of the Dealer Manager incurred in the performance of wholesaling activities in our offerings, including but not limited to business entertainment expenses, travel, meal and lodging expenses incurred in connection with attending retail seminars sponsored by selected dealers, meetings with selected dealers and potential selected dealers or other conferences in connection with our offerings. The Adviser continues to be responsible for the payment of wholesaling compensation expenses of persons associated with the Dealer Manager without reimbursement from us.
Purchase and Sale Agreement for Georgetown Property
On March 20, 2024, we, through an indirect subsidiary (the “Buyer”), acquired a 449,642 square foot light manufacturing and distribution warehouse facility on approximately 54.53 acres of land in Georgetown, Texas (the “Georgetown Property”). The Georgetown Property, constructed in 2023, is 100% leased to a single tenant. On December 21, 2023, the Adviser entered into a purchase and sale agreement (as subsequently amended) with Longhorn Junction Owner (TX), LP (the “Seller”), an affiliate of Portman Holdings, to acquire the Georgetown Property. On March 20, 2024, the Adviser assigned the purchase and sale agreement to the Buyer for $1.5 million, which was the amount of the deposit under the purchase and sale agreement. The Adviser advanced $103,602 of closing costs on our behalf for this acquisition. We repaid the Adviser for the deposit and advanced closing costs on March 20, 2024. The Seller is not affiliated with us or the Adviser.
The purchase price of the Georgetown Property was approximately $60.9 million, exclusive of closing costs. We funded the acquisition of the Georgetown Property with proceeds from the sale of Class E units of the Operating Partnership to EQT Exeter Holdings.
Property Management Agreement
In connection with the acquisition of the Georgetown Property, on March 20, 2024, we, through the Buyer, entered into a property management agreement with Exeter Property Group Advisors, LLC (the “Property Manager”), an affiliate of the Adviser (the “Property Management Agreement”). The Property Management Agreement has a term through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either party, giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreement, we will pay the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. We will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. We will reimburse the Property Manager for all reasonable and actual expenditures.
Second Amended and Restated Limited Partnership Agreement of EQRT OP
On March 19, 2024, we entered into a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Amended Operating Partnership Agreement”) by and among us, the Special Limited Partner and the other limited partners thereto in order to update certain terms related to the redemption of Class E units (i) issued to the Adviser and its affiliates and their officers and employees in connection with the Sponsor Committed Amount, (ii) issued in connection with the performance participation interest in the Operating Partnership and (iii) issued in lieu of management fees payable pursuant to the Advisory Agreement among us, the Operating Partnership and the Adviser.
The Amended Operating Partnership Agreement also reflects the addition of Class A-I and Class A-II units of the Operating Partnership. The terms of the Special Limited Partner’s performance participation allocation are the same for Class A-I and Class A-II units as for Class T, Class S, Class D and Class I units.
Sponsor Subscription Agreement and Escrow Break
On March 19, 2024, we entered into a subscription agreement (the “Sponsor Subscription Agreement”) with EQT Exeter Holdings which permits us to issue and sell to EQT Exeter Holdings an aggregate of $200,000,000 in Class E shares of our common stock or Class E units of the Operating Partnership, or a combination thereof, provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by investments by other affiliates of the Sponsor and their officers and employees. On March 19, 2024, pursuant to the terms of the Sponsor Subscription Agreement, the Operating

Partnership issued 6,220,000 Class E units to EQT Exeter Holdings for an aggregate purchase price of $62,200,000, or $10.00 per unit.
With EQT Exeter Holdings’ investment in units of the Operating Partnership, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering.
Charter Amendment and Articles Supplementary
On March 20, 2024, we filed Articles of Amendment (the “Articles of Amendment”) to our Articles of Amendment and Restatement, dated June 20, 2023 (the “Charter”) with the Maryland State Department of Assessments and Taxation (“SDAT”) to increase the number of shares of capital stock that we have authority to issue to 2,300,000,000 and the number of shares of common stock, par value $0.01 per share, that we have authority to issue to 2,200,000,000. Immediately following the filing of the Articles of Amendment, we filed with the SDAT Articles Supplementary (the “Articles Supplementary”) to the Charter, pursuant to which we classified and designated 50,000,000 authorized but unissued shares of Class A-I common stock and 50,000,000 authorized but unissued shares of Class A-II common stock.
Share Repurchase Plan Amendment
Effective as of March 18, 2024, our board of directors amended the share repurchase plan to (i) reflect updates to the terms of repurchase of Class E shares or Class E units and (ii) to reflect the addition of Class A-I shares and Class A-II shares.
Amended and Restated Distribution Reinvestment Plan
In connection with the designation of the Class A-I shares and Class A-II shares, effective as of March 18, 2024, our board of directors approved the Amended and Restated Distribution Reinvestment Plan to reflect the addition of Class A-I shares and Class A-II shares.
Valuation Guidelines Amendment
On March 18, 2024, our board of directors amended our valuation guidelines to specify the first calculation of our NAV after breaking escrow, to clarify that unvested restricted Class E shares are excluded from the NAV calculation and to reflect the addition of Class A-I shares and Class A-II shares.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk.
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

Item 8. Financial Statements and Supplementary Data
The financial statements required by this item and the reports of the independent accountants thereon appear in the accompanying Consolidated Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”). Based upon this evaluation, our PEO and PFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors and officers are set forth below.

Name	Age *	Position
Edward J. Fitzgerald	60	Chairman of the Board and Director
J. Peter Lloyd	53	Chief Financial Officer and Director
Ali Houshmand	46	President, Portfolio Manager and Director
Brian Fogarty	47	Secretary
Linda Van Etten	51	Controller and Treasurer
Mary Beth Morrissey	63	Independent Director
Peter Rodriguez	56	Independent Director
Gary Reiff	64	Independent Director
Alan Feldman	60	Independent Director
*As of March 1, 2024
Edward (“Ward”) J. Fitzgerald has been our Chairman of the Board and a director since June 2023. He was our interim President from September 2022 through December 21, 2022. Since 2006, he has been the Global Chief Executive Officer of EQT Exeter, which has been the real estate division of EQT since EQT acquired EQT Exeter and its affiliates in April 2021. Since April 2021, he has served as a director of EQT Exeter and has been a member of EQT’s Executive Committee. During his leadership of EQT Exeter, founded in 2006, the organization has sponsored over 20 investment vehicles that raised over $26 billion in equity capital from pension, sovereign wealth, endowment, insurance, and foundation partners from around the globe. These vehicles have made over 1,000 real estate transactions in the warehouse/logistics and office/life science sectors totaling in excess of $25 billion in asset value. Prior to joining Exeter Property Group, LLC, from 1993 to 2006, Mr. Fitzgerald was part of the senior management team at Rouse/Liberty Property Trust, a $7 billion publicly traded office and industrial REIT, which he helped take public in 1994. In addition to his business endeavors, Mr. Fitzgerald has served on the Board of Trustees for LaSalle College High School and holds Board and/or Advisory positions with Jefferson Hospital, The Ehlers Danlos Society, The Papal Foundation, and the National Centre for Padre Pio. He currently sits on the Business Advisory Council at the University of Notre Dame. Mr. Fitzgerald holds an MBA from Harvard Business School and a BA in Business Administration from the University of Notre Dame. Mr. Fitzgerald is a valuable member of our board of directors because of his extensive experience in the real estate industry.
J. Peter Lloyd has been our Chief Financial Officer since June 2023 and has served as our director since September 2022. He was our initial Secretary and Treasurer from September 2022 through June 2023. Since September 2020, Mr. Lloyd has been a Managing Principal and Global Chief Financial Officer of EQT Exeter. In that role, Mr. Lloyd is responsible for managing accounting, tax, financial reporting, budgeting, legal, operations, human resources, and asset financings for EQT Exeter. Immediately prior to joining EQT Exeter, from January 2016 to August 2020, Mr. Lloyd was the Chief Financial Officer and Chief Compliance Officer for the private equity firms Milestone Partners and PeakEquity Partners, which collectively managed over $1.0 billion in assets focused on the financial services and technology sectors. From September 2001 to December 2015, Mr. Lloyd served as Partner and Chief Financial Officer at KTR Capital Partners (“KTR”), one the largest private real estate fund managers specializing in industrial real estate, until its sale to ProLogis in 2015. At KTR, Mr. Lloyd was integral in the execution of a $5.9 billion sale of three real estate funds in one of the largest industrial portfolio transactions to date. He also oversaw over $3.1 billion in financings for all facets of the real estate portfolio and played a leadership role in raising capital from pension plans, foundations and other institutional investors. Prior to joining KTR, Mr. Lloyd served as Chief Accounting Officer for the NYSE publicly traded REIT Keystone Property Trust (“Keystone”), where he oversaw capital-raising initiatives including several common equity offerings under a $500 million shelf registration. He was heavily involved in the sale of the Keystone organization to ProLogis in 2004. Prior to Keystone, Mr. Lloyd served as Vice President & Controller for Morgan Stanley Asset Management, where he led a 20-person Asset Management Financial Accounting team. He started his career with Arthur Andersen. Mr. Lloyd is a Certified Public Accountant. He also has previously held the Series 6, 27 and 63 licenses. Mr. Lloyd graduated with a Bachelor of Science in Accountancy degree from Villanova University. Mr. Lloyd is a valuable member of our board of directors because of his extensive experience in the real estate industry and with accounting and financial reporting matters.
Ali Houshmand has served as our President since December 21, 2022. He has served as our Portfolio Manager and a director since June 2023. Since June 2022, Ali Houshmand has served as the Global Head of Non-Traded REITs for EQT Exeter. He has also served as Chairman of the Board of Directors of our Dealer Manager since February 2023. Mr.

Houshmand is responsible for managing the formation, strategy and portfolio management of EQT Exeter's non-traded REIT initiatives. Prior to joining EQT Exeter, from December 2014 to June 2022, Mr. Houshmand served as a Senior Portfolio Manager with the Texas Permanent School Fund (“TPSF”), a $50 billion endowment serving the public school system of Texas. In his role as Senior Portfolio Manager, Mr. Houshmand helped develop and execute the investment strategy of the real estate allocation of the TPSF, leading investments of more than $2 billion in commitments to real estate funds, co-investments and separate accounts, while serving on multiple investment advisory boards on behalf of TPSF. From February 2008 to March 2014, Mr. Houshmand served as a Principal with Arcapita, a global private equity firm, where he focused on structuring real estate joint venture investments and asset management of existing investments. From April 2007 to February 2008, Mr. Houshmand worked as a Development Manager with Sama Dubai, a sovereign wealth fund backed developer in Dubai, and from June 2006 to March 2007, he was as an Acquisitions Associate with Gladstone Commercial, a triple net leased focused U.S. REIT. From June 2001 to June 2004, Mr. Houshmand started his career as an analyst in the diversified industrials corporate banking group of JPMorgan. Mr. Houshmand holds an MBA from Darden at the University of Virginia and a BA in Economics and International Studies from Texas A&M University. Mr. Houshmand is a valuable member of our board of directors because of his extensive experience with real estate investments.
Brian Fogarty has served as our Secretary since June 2023. Since November 2012, Brian Fogarty has served as Fund Real Estate Counsel for EQT Exeter, which has been the real estate division of EQT since EQT acquired EQT Exeter and its affiliates in April 2021. Mr. Fogarty is responsible for legal matters for EQT Exeter, which (in coordination with internal and external counsel) includes fund formation, entity structuring, property acquisitions, development, leasing and dispositions. Mr. Fogarty was instrumental in closing the acquisition between EQT and EQT Exeter and its affiliates. Prior to joining EQT Exeter, from September 2003 to November 2012, Mr. Fogarty was an attorney in the real estate and financial services group at Blank Rome, LLP where he maintained a national practice counseling clients in all facets of real estate investment and development. Mr. Fogarty earned a BS degree in Biobehavioral Health, Minor Neuroscience from Pennsylvania State University and a JD, magna cum laude, from the Villanova University School of Law.
Linda Van Etten has served as our Controller and Treasurer since June 2023. Since November 2022, Ms. Van Etten has served as Non-Traded REIT Controller and Treasurer for EQT Exeter. Ms. Van Etten has served as Controller and Deputy Financial and Operations Principal (“FINOP”) for the Dealer Manager since December 2022 and February 2023, respectively. She is primarily responsible for managing the tax and financial reporting and the overall accounting responsibilities for EQT Exeter’s non-traded REIT initiatives. Prior to joining EQT Exeter, from November 2020 to May 2022, Ms. Van Etten served as Vice President and Director of Accounting for Resource REIT, Inc. (“Resource REIT”), a non-traded REIT with over $3 billion in multifamily assets, until its sale in May 2022, and from May 2022 to August 2022, she was a consultant for the acquirer in connection with its acquisition of Resource REIT. Prior to her role at Resource REIT, from May 2005 to November 2020, Ms. Van Etten held several senior accounting roles at Resource America, Inc. (“Resource America”), a NYSE publicly traded alternative asset management company with approximately $20 billion in assets. Her primary responsibility was as Controller for three non-traded REITs representing approximately $1.5 billion in investor equity, from inception through their eventual mergers. Prior to Resource America, from 2002 to 2005, Ms. Van Etten was a senior financial analyst with Cooper University Hospital. Ms. Van Etten began her career in 2000 as an auditor for Grant Thornton LLP. Ms. Van Etten is a Certified Public Accountant and holds a FINRA Series 27 FINOP license with the Dealer Manager. Ms. Van Etten holds a BS in Accounting from Bloomfield College.
Mary Beth Morrissey is one of our independent directors. From June 2016 to February 2020, Ms. Morrissey served as Senior Vice President, Chief Accounting Officer of Liberty Property Trust (NYSE:LPT, “Liberty”), a $12 billion listed real estate investment trust that developed, acquired, leased and managed industrial properties within the United States and the United Kingdom. Liberty was acquired by Prologis, Inc. in February 2020. From 1994 to 2016, Ms. Morrissey served in a series of positions including Director of Financial Reporting and Analysis, Vice President – Accounting and Reporting and Senior Vice President – Accounting. During her time at Liberty, Ms. Morrissey led a real estate accounting and financial planning and analysis team of over 35 accountants responsible for the operational, development, acquisition and disposition accounting for Liberty’s 100 million square foot portfolio, along with related financial analysis and internal and external reporting and planning. Ms. Morrissey was also responsible for internal control processes and compliance and was the company’s primary liaison with their external auditors to support the company’s annual audit, quarterly and internal control reviews. From 1986 to 1994, she was a financial analyst at Rouse & Associates, predecessor to Liberty. From 1984 to 1986, Ms. Morrissey was an auditor with Price Waterhouse, and from 1982 to 1984, she was an auditor with Alexander Grant. She was previously a Certified Public Accountant (since lapsed). From September 2021 to April 2022, Ms. Morrissey was interim executive director of the Fund for Women and Girls. Ms. Morrissey received a Bachelor of Arts degree in accounting and business from Mount Saint Mary’s College. Ms. Morrissey was selected as an independent director because of her extensive experience in the real estate industry and with accounting and financial reporting matters.

Peter Rodriguez is one of our independent directors. Since July 2016, Mr. Rodriguez has served as the Dean of the Jones Graduate School of Business at Rice University and as Professor of Strategy there. Mr. Rodriguez has also been a member of the board of directors of the Federal Reserve Bank of Dallas, Houston Branch since January 2022, and he is currently serving a three-year term. From June 2011 to June 2016, he was the Senior Associate Dean for Degree Programs and the Chief Diversity Officer at the Darden Graduate School of Business at the University of Virginia (“Darden”). He was also the Director of the Tayloe Murphy International Center at Darden from June 2008 through 2011, and he served as the Associate Dean for International Affairs and Director at Darden from June 2008 to June 2011. Mr. Rodriguez was an Associate Professor at the Darden Graduate School of Business Administration from September 2003 through 2008. He was a visiting professor at the School of Business and Economics, Universidad de las Americas, Puebla, Mexico, during the summer of 2003. From September 1997 to May 2003, he was an assistant professor in the Department of Management, International Business and Public Policy Group, at Texas A&M University, where he was also an adjunct professor at the George Bush School of Government and Public Service from May 2001 to July 2003. From June 1996 to June 1997, he was a lecturer at Princeton University. Mr. Rodriguez began his career as an associate at Chase (now JP Morgan Chase), working in the Global Energy Group, Syndications and Relationship Management, from June 1992 to August 1994.
Since 2019 he has been a member of the boards of directors of Good Reason Houston and Texas 2036, and a member of the board of directors of Strake Jesuit College Preparatory since 2018. Mr. Rodriguez serves as chair of the audit committee of Texas 2036 and on the executive committees of Good Reason Houston, Texas 2036 and Strake Jesuit College Preparatory. Mr. Rodriguez received his Bachelor of Science in Economics, Cum Laude, from Texas A&M University, a Master of Arts in Economics from Princeton University, and his Ph.D. in Economics from Princeton University. Mr. Rodriguez was selected as an independent director for his expertise in economics and strategic management as well as his extensive leadership experience, including as Dean of the Jones Graduate School of Business at Rice University.
Gary Reiff is one of our independent directors. Since October 2021, Mr. Reiff has served as senior advisor to the chief executive officer of University of Colorado Health, a nationally recognized, nonprofit healthcare system which includes 14 Colorado hospitals and with over $8 billion in revenue. As senior advisor, Mr. Reiff is the senior executive sponsor of various strategic initiatives. From June 2018 to October 2021, Mr. Reiff was the chief legal officer of University of Colorado Health, with oversight of the healthcare system’s legal, government affairs and compliance departments.
Mr. Reiff served, from March 2017 to June 2018, as the Managing Director, Chief Administrative and Legal Officer of Black Creek Group LLC, a Denver-based real estate investment firm which he joined in February 2007, having previously served as Chief Operating Officer and Chief Legal Officer of Black Creek Group, LLC and Dividend Capital Group LLC from March 2008 to March 2017. In addition, Mr. Reiff held various positions with affiliates of Black Creek Group LLC, acting as Managing Director, General Counsel, Chief Legal Officer, Chief Administrative Officer, Executive Vice President, Chief Operating Officer and Chief Compliance Officer of various of those affiliates, including: Black Creek Diversified Property Fund, Inc., Black Creek Diversified Property Advisors LLC, Industrial Income Advisors LLC (the advisor to Industrial Income Trust Inc.), Industrial Property Advisors LLC (the advisor to Industrial Property Trust Inc.) and BCI IV Advisors LLC (the advisor to Black Creek Industrial REIT IV). From 1985 until 1986, and from 1989 until 2007, Mr. Reiff was an attorney with Brownstein Hyatt Farber Schreck, P.C., and was a shareholder from 1991 until 2007.
Since 2017, Mr. Reiff has served on the Denver Board of Water Commissioners, including as president from December 2020 to December 2022 and currently as vice president. Since 2021, he has been a board member of the governing board of Colorado Mesa University, currently serving as that governing board's Treasurer and Chair of its Finance Committee. Previously, Mr. Reiff has served on numerous other governmental and non-profit boards. He also has been an Adjunct Professor at the University of Colorado Law School and at the University of Denver, Daniels College of Business. Mr. Reiff has been an arbitrator for the American Arbitration Association. Mr. Reiff received his B.A., with distinction, and his M.A. from Stanford University, and his law degree, magna cum laude, from Harvard Law School. Mr. Reiff was selected as an independent director for his vast real estate experience.
Alan Feldman is one of our independent directors. Mr. Feldman currently serves as a senior fellow of the Zell-Lurie Real Estate Center at The Wharton School, University of Pennsylvania, where he has also taught since 2013. Mr. Feldman served as the chief executive officer and chairman of the board of directors of Resource REIT from October 2012 to May 2022, and as Resource REIT’s president from September 2020 to May 2022. Resource REIT was a non-traded REIT which was acquired by Blackstone Real Estate Income Trust, Inc. (“BREIT”) in May 2022 in a transaction valued at $3.7 billion. At Resource REIT, Mr. Feldman was responsible for overseeing the strategy for the company and its real estate investment strategy. Prior to Resource REIT’s mergers with Resource Real Estate Opportunity REIT, Inc. (“REIT I”) and Resource Apartment REIT III, Inc. (“REIT III”) in January 2021, he was also chief executive officer and chairman of the board of REIT I from June 2009 and REIT III from June 2017. He also served as the president of REIT I and REIT III from September 2020 until the mergers. Mr. Feldman served as a senior vice president of Resource America from August 2002 to September 2020 and as chief executive officer of its wholly owned subsidiary, Resource Real Estate (Resource REIT’s founding sponsor) from May 2004 to September 2020. From 1998 to 2002, Mr. Feldman was a vice president at Lazard Freres & Co., an investment banking firm specializing in real estate matters. From 1992 through 1998, Mr. Feldman was an executive vice president of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. From 1990 to 1992, Mr. Feldman was a director at Strouse, Greenberg & Co., a regional full-service real estate company. From 1986 through 1988, Mr. Feldman was an engineer at Bristol-Myers Squibb Corporation. Mr. Feldman received Bachelor of Science and Master of Science degrees in chemical engineering from Tufts University, and a Master of Business Administration degree from The Wharton School, University of Pennsylvania. Mr. Feldman was selected as an independent director for his vast real estate experience.
Audit Committee and Audit Committee Financial Expert
Our board of directors has established an audit committee, which consists of Alan Feldman, Mary Beth Morrissey and Gary Reiff. Mary Beth Morrissey serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:
•our accounting and financial reporting processes,
•the integrity and audits of our financial statements,
•our compliance with legal and regulatory requirements,
•the qualifications and independence of our independent auditors and
•the performance of our internal and independent auditors.
In addition, the audit committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.
The audit committee has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The audit committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints subject to Section 21F of the Exchange Act.
Corporate Governance
Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of our Adviser acting on our behalf, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics, as it relates to those also covered by our Adviser’s code of conduct, operates in conjunction with, and in addition to, our Adviser’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. Our Code of
Business Conduct and Ethics is available on our website, eqrt.com. Any amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics that would require disclosure under Item 5.05 of Form 8-K will be posted on our website.
Corporate Governance Guidelines. We have also adopted corporate governance guidelines to advance the functioning of our board of directors and its committees and to set forth our board of directors’ expectations as to how it and they should perform its and their respective functions.
Item 11. Executive Compensation
We are externally managed and have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. The Advisory Agreement provides that the Adviser is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser or its affiliates. In addition, we do not reimburse the Adviser or its affiliates for compensation they pay to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.
Although we do not pay our executive officers any cash compensation, we pay our Adviser the fees described in Item 13, “Certain Relationships and Related Transactions, and Director Independence” below.
Independent Director Compensation
We compensate each of our independent directors with an annual retainer of $175,000, consisting of $78,750 in cash and $96,250 in the form of an annual grant of restricted stock. The restricted stock will generally vest one year from the date of grant and will be based on the then-current per share transaction price of our Class E shares at the time of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with our Adviser or our Sponsor will not receive additional compensation for service on the board of directors or committees thereof.
The following table sets for the compensation to our directors for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Edward J. Fitzgerald	$—	$—	$—
J. Peter Lloyd	—	—	—
Ali Houshmand	—	—	—
Mary Beth Morrissey	37,757	96,250	134,007
Peter Rodriguez	37,757	96,250	134,007
Gary Reiff	37,757	96,250	134,007
Alan Feldman	37,757	96,250	134,007
(1)    Amounts reflect the pro-rated cash portion of the annual retainer for independent directors for services on the board of directors earned in fiscal year 2023.
(2)    Represents the grant date fair value of restricted stock issued to each of the independent directors during the year ended December 31, 2023. The grants of Class E shares were made on September 1, 2023 and vest (i) on the one-year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes information as of December 31, 2023 relating to our independent director compensation plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c ) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	N/A	N/A	N/A
Equity compensation plans not approved by the security holders	—	—	461,500
Total	—	$—	461,500
Our board of directors, upon the recommendation of its nominating and corporate governance committee, has approved an independent director compensation plan, pursuant to which, we compensate each independent director (i.e., a director who meets the independence criteria as specified in our charter) with an annual retainer of $175,000, consisting of $78,750 in cash and $96,250 in the form of an annual grant of restricted stock. On September 1, 2023, we issued an aggregate of

38,500 shares of restricted Class E common stock, with a grant date fair value of $10.00 per share, to our four independent directors as compensation for their services pursuant to the independent director compensation plan. The issuance of restricted shares to the four independent directors amounted to an award of $96,250 to each director, or $385,000 in the aggregate. These shares are unvested and subject to forfeiture. In the future, the annual grant will be based on the most recently established NAV of a share of our Class E common stock at the time of grant. Restricted stock grants will generally vest (i) on the one-year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.” The maximum number of shares that will be available for issuance under the plan is 500,000.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 28, 2024, information regarding (i) the number and percentage of shares of our common stock or Class A preferred stock owned by each director, our named executive officers and all directors and executive officers as a group, and (ii) the number and percentage of shares of our common stock owned by any person known to us to be the beneficial owner of more than 5% of outstanding shares of our voting securities. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at Five Radnor Corporate Center, 100 Matsonford Road, Suite 250, Radnor, Pennsylvania 19087.

	Class E Common Stock		Class A Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Officers
Edward J. Fitzgerald	—	—%	—	—%
J. Peter Lloyd	—	—%	118	53.64%
Ali Houshmand	—	—%	10	4.55%
Brian Fogarty	—	—%	20	9.09%
Linda Van Etten	—	—%	—	—%
Mary Beth Morrissey	9,625	16%	—	—%
Peter Rodriguez	9,625	16%	—	—%
Gary Reiff	9,625	16%	—	—%
Alan Feldman	9,625	16%	—	—%
All directors and executives as a group	38,500	66%	148	67.27%

5% Stockholders of Voting Securities
Exeter Property Group, LLC	20,000	34%	—	—%

In addition, as of March 28, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Exeter Holdings. See Item 1, “Business—Sponsor Commitment.” EQT Exeter Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Exeter Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed under our share repurchase plan, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan and (3) upon a repurchase request, the Operating Partnership will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating

Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction (defined herein).
Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
A majority of our board of directors, Messrs. Feldman, Rodriguez and Reiff and Ms. Morrissey, meet the independence criteria as specified in our charter. Our charter provides that a majority of our directors must be independent directors. Our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with EQT or our Adviser. Pursuant to our charter, a director is deemed to be associated with EQT or our Adviser if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with EQT, our Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by EQT or advised by our Adviser. A business or professional relationship will be deemed material per se if the gross income derived by the director from EQT, our Adviser or any of their affiliates during either of the last two years exceeds 5% of (1) the director’s annual gross income derived from all sources or (2) the director’s net worth on a fair market value basis. An indirect association is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, EQT, our Adviser or any of their affiliates. Our charter requires that a director have at least three years of relevant experience demonstrating the knowledge required to successfully acquire and manage the type of assets that we intend to acquire. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.
In addition, although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee, the affiliated-transactions committee and the nominating and corporate governance committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that each of Messrs. Feldman, Rodriguez and Reiff and Ms. Morrissey satisfies the New York Stock Exchange independence standards.
Board of Directors
We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. We have a seven-member board. Our board of directors may change the number of directors, but not to fewer than three directors nor, unless we amend our bylaws, more than 15. Our charter provides that a majority of our directors must be independent directors as described above.
Each director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Although the number of directors may be increased or decreased, a decrease may not shorten the term of any incumbent director. Any director may resign at any time or may be removed with or without cause by the stockholders upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of a special meeting called to remove a director must indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed. A vacancy on our board of directors may be filled only by a vote of a majority of the remaining directors, or in the case of election of an independent director, after nomination by a majority of the remaining independent directors (if any remaining directors are independent directors). Any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred.
For so long as the Advisory Agreement is in effect, our Adviser has the right to designate for nomination, subject to the ultimate approval of such nomination by our board of directors, the largest number of directors who are affiliated with our Adviser and that still constitutes less than one half of the directors on our board of directors to the slate of directors to be voted on by our stockholders at our annual meeting of stockholders. Pursuant to the Advisory Agreement, our board of directors must also consult with our Adviser in connection with filling any vacancies created by the removal, resignation, retirement or death of any director who is affiliated with our Adviser until a successor is elected and qualifies.
Affiliated-Transactions Committee
To ameliorate the risks created by conflicts of interest, we have created an affiliated-transactions committee of our board of directors composed of all of our independent directors: Messrs. Feldman, Rodriguez and Reiff and Ms. Morrissey. Alan Feldman serves as the chairperson of the affiliated-transactions committee. The primary purpose of the affiliated-transactions committee is to review transactions between us and our Sponsor, our Adviser and their affiliates or with related persons and to determine if the resolution of the conflict of interest is fair and reasonable to us and our stockholders. However, there can be no assurances that this committee will successfully mitigate the risks related to conflicts of interest between us and our Sponsor, our Adviser and their affiliates.
The affiliated-transactions committee is responsible for ensuring the fair application of any reasonable method for the allocation of the acquisition of properties by two or more programs of our Sponsor, our Adviser and their affiliates seeking to acquire similar types of assets. The affiliated-transactions committee is also responsible for reviewing and approving the terms of all transactions between us and our Sponsor, our Adviser and their affiliates or any member of our board of directors, including (when applicable) the economic, structural and other terms of all acquisitions and dispositions.
In addition, the affiliated-transactions committee is responsible for reviewing our Adviser’s performance and the fees and expenses paid by us to our Adviser and any of its affiliates. The affiliated-transactions committee will evaluate at least annually whether the compensation that we contract to pay to our Adviser is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter and the NASAA REIT Guidelines. Our affiliated-transactions committee supervises the performance of our Adviser and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the affiliated-transactions committee:
•the amount of fees paid to our Adviser in relation to the size, composition and performance of our investments;
•the success of our Adviser in generating investments that meet our investment objectives;
•rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;
•additional revenues realized by our Adviser and its affiliates through their advisory relationship with us (including the performance participation allocation paid to the Special Limited Partner);
•the quality and extent of the services and advice furnished by our Adviser;
•the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
•the quality of our portfolio in relationship to the investments generated by our Adviser for its own account.
In addition to the management fee, performance participation and expense reimbursements discussed below, we have agreed to indemnify and hold harmless our Adviser and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations. See “Transactions with Related Persons—Indemnification Agreements with Directors and Officers” below.
Transactions with Related Persons
The following describes all transactions during the fiscal years ended December 31, 2023 and December 31, 2022 and currently proposed transactions involving us, our directors, our Sponsor or our Adviser or any of their affiliates.
The Advisory Agreement Our board of directors at all times has oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our company and our Operating Partnership. Pursuant to the Advisory Agreement, our board of directors has delegated to our Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. Our Adviser will also oversee our other service providers. We or our Adviser may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support. Our Adviser has contractual and fiduciary responsibilities to us and our stockholders. We believe that our Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.
Services
Pursuant to the terms of the Advisory Agreement, our Adviser is responsible for, among other things:
•serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines as well as our and the Operating Partnership’s investments, financing activities and operations;
•sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
•with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•providing us with portfolio management and other related services;
•serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.
The above summary is provided to illustrate the material functions which our Adviser performs for us and it is not intended to include all of the services which may be provided to us by our Adviser or third parties.
Term and Termination Rights
The term of the Advisory Agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of our Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:
•immediately by us (1) for “cause,” (2) upon the bankruptcy of our Adviser or (3) upon a material breach of the Advisory Agreement by our Adviser;
•upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•upon 60 days’ written notice by our Adviser.
“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or grossly negligent breach of fiduciary duty by our Adviser under the Advisory Agreement.
In the event the Advisory Agreement is terminated, our Adviser will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, our Adviser will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function.
Management Fee, Performance Participation and Expense Reimbursements
Management Fee. Subject to the limitations described below under “—Adviser Support” and “—Reimbursement by our Adviser,” as compensation for its services provided pursuant to the Advisory Agreement, we pay our Adviser an annual management fee (payable monthly in arrears) of 1.25% of the aggregate NAV represented by the Company’s Class T shares, Class S shares, Class D shares and Class I shares, 0.90% of the aggregate NAV represented by the Company’s Class A-II shares and 0.50% of the aggregate NAV represented by the Company’s Class A-I shares. Additionally, to the extent that our Operating Partnership issues Operating Partnership units to parties other than us, our Operating Partnership will pay our Adviser a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Operating Partnership units not held by us per annum payable monthly in arrears. No management fee will be paid with respect to Class E shares or Class E units of our Operating Partnership. The management fee is allocated on a class-specific basis and borne by all holders of the applicable class. In calculating the management fee, we use the aggregate NAV of the applicable share class and the NAV of the applicable class of Operating Partnership units not held by us before giving effect to monthly accruals for the management fee, the performance participation allocation, distribution fees, or distributions payable on our outstanding shares or Operating Partnership units.
The management fee may be paid, at our Adviser’s election, in cash, Class E shares or Class E units of our Operating Partnership. Our Adviser’s ability to elect to receive Class E shares of our common stock or Class E units of our Operating Partnership serves as a benefit to our Company for cash management purposes and further aligns our Adviser’s interests with our stockholders. Any repurchase requests by our Adviser will be consistent with our Adviser’s fiduciary duties to us and our stockholders. Shares held by our Adviser acquired as payment of our Adviser’s management fee will not be subject to our share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction, and will not be included in the calculation of our aggregate NAV for purposes of the 2% monthly or 5% quarterly limitations on repurchases. Notwithstanding the foregoing, we have adopted a policy that requires the affiliated-transactions committee to approve any repurchase request of the Adviser for Class E shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors. With respect to any Class E units issued to our Adviser in lieu of management fees, any holder of such Class E units may request that we repurchase such Class E units and upon a repurchase request, the Operating Partnership will repurchase any such Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units.
Our Adviser has agreed to waive its management fee for the first six full calendar months following March 19, 2024, the date on which we broke escrow for our public offering. As a result, during the year ended December 31, 2023 and for the period ended December 31, 2022, the Adviser did not receive a management fee.
Performance Participation. So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined below). Such allocation will be made annually and accrue monthly. The performance participation allocation will accrue on a class-specific basis. Because the portion of the Total Return attributable to Class E units of the Operating Partnership will be excluded from all performance participation calculations, no portion of the allocation will accrue to Class E shares or Class E units of the Operating Partnership.
Specifically, the Special Limited Partner will be allocated a performance participation in an amount equal to:
•First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such annual Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.
“Total Return” for any period since the end of the prior calendar year shall equal the sum of:
(i) all distributions accrued or paid (without duplication) on the Class T units, Class S units, Class D units, Class I units, Class A-I units and Class A-II units of the Operating Partnership (collectively referred to as, the “Performance Participation OP Units”) outstanding at the end of such period since the beginning of the then-current calendar year plus
(ii) the change in aggregate NAV of the Performance Participation OP Units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Performance Participation OP Units, (y) any allocation/accrual to the performance participation interest related to the Performance Participation OP Units and (z)

applicable distribution fee expenses related to the Performance Participation OP Units (including any payments made to us for payment of such expenses).
For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of the Performance Participation OP Units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Performance Participation OP Units.
“Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Performance Participation OP Units outstanding at the beginning of the then-current calendar year and all Performance Participation OP Units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Performance Participation OP Units and all issuances of Performance Participation OP Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Performance Participation OP Units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest related to the Performance Participation OP Units and applicable distribution fee expenses related to the Performance Participation OP Units. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Performance Participation OP Units repurchased during such period, which units will be subject to the performance participation allocation upon repurchase as described below.
Except as described in “Loss Carryforward Amount” below, any amount by which the Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Performance Participation OP Units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation. This is referred to as a “High-Water Mark.”
The Special Limited Partner will also be allocated a performance participation with respect to all Performance Participation OP Units that are repurchased at the end of any month (in connection with repurchases of our shares in our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.
Distributions on the performance participation interest may be distributable in cash or Class E units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Class E units, holders of Class E units issued in connection with distributions on the performance participation interest may request the Operating Partnership to repurchase such Class E units at a later date. Holders of Class E units issued in connection with distributions on the performance participation interest may request the Operating Partnership repurchase such Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate net asset value of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases of our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares of our common stock as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations under our share repurchase plan. Further, if we determine to repurchase fewer shares under our share repurchase plan than have been requested in any particular month, or none at all, then corresponding limitations (including pro rations) will apply to the repurchase of Class E units issued in connection with distributions on the performance participation interest. In addition, any repurchases of Class E units in respect of distributions on the performance participation interest will not be subject to the Early Repurchase Deduction and such repurchases of Class E units for shares of our Class E common stock will not be subject to the limitations above.
The NAV of the Operating Partnership calculated on the last trading day of a calendar year shall be the amount against which changes in NAV is measured during the subsequent calendar year. In our first calendar year of operations, the performance participation will be prorated for the portion of the calendar year.

The measurement of the foregoing net assets change is also subject to adjustment by our board of directors to account for any unit dividend, unit split, recapitalization or any other similar change in the Operating Partnership’s capital structure or any distributions made after the commencement of our public offering that the board of directors deems to be a return of capital (if such changes are not already reflected in the Operating Partnership’s net assets).
The Special Limited Partner will not be obligated to return any portion of performance participation paid based on our subsequent performance.
Changes in our Operating Partnership’s NAV per unit of each class will generally correspond to changes in our NAV per share of the corresponding class of our common stock. Distributions with respect to the performance participation interest are calculated from the Operating Partnership’s Total Return over a calendar year. As a result, the Special Limited Partner may be entitled to receive compensation under the performance participation for a given year even if some of our stockholders who purchased shares during such year experienced a decline in NAV per share. Similarly, stockholders whose shares are repurchased during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance participation at such time, even if no performance participation allocation for such year is ultimately payable to the Special Limited Partner at the end of such calendar year.
In the event the Advisory Agreement is terminated, the Special Limited Partner will be allocated any accrued performance participation with respect to all Operating Partnership units as of the date of such termination.
During the year ended December 31, 2023 and for the period ended December 31, 2022, there was no accrual for the performance participation allocation to the Special Limited Partner.
Expense Reimbursement. Subject to the limitations described below under “—Adviser Support” and “—Reimbursement by our Adviser,” our Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that our Adviser is currently responsible for the expenses related to any and all personnel of our Adviser who provide investment advisory services to us pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of our Adviser or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include for out-of-pocket costs and expenses our Adviser incurs in connection with the services it provides to us related to (1) legal, accounting, printing, mailing and subscription processing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Adviser (as described further below), (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate related securities, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating solely to our activities. We may change our expense reimbursement arrangements with our Adviser in the future.
Subject to the limitations described below under “—Adviser Support,” our Adviser may require us to reimburse it for any organization and offering expenses associated with our offerings that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of selected dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by selected dealers and reimbursements to selected dealers for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and distribution fees) as and when incurred. Our Adviser currently intends to pay wholesaling compensation expenses of persons associated with the Dealer Manager without reimbursement from us. After the termination of the primary component of the public offering and again after termination of the distribution reinvestment plan component of our public offering, our Adviser has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the applicable public offering.
On March 20, 2024, the Company, through an indirect subsidiary (the “Buyer”), acquired a 449,642 square foot light manufacturing and distribution warehouse facility on approximately 54.53 acres of land in Georgetown, Texas (the “Georgetown Property”). The Georgetown Property, constructed in 2023, is 100% leased to a single tenant. On December 21, 2023, the Adviser entered into a purchase and sale agreement (as subsequently amended) with Longhorn Junction Owner (TX), LP, an affiliate of Portman Holdings, to acquire the Georgetown Property. On March 20, 2024, the Adviser assigned the purchase and sale agreement to the Buyer for $1.5 million, which was the amount of the deposit under the purchase and sale agreement. The Adviser advanced $103,602 of closing costs on the Company's behalf for this acquisition. The Company repaid the Adviser for the deposit and advanced closing costs on March 20, 2024. The Seller is not affiliated with the Company or the Adviser.
Adviser Support. Our Adviser has agreed to the following support measures:
•Our Adviser has agreed to waive its management fee for the first six full calendar months following March 19, 2024, the date on which we broke escrow for our public offering . The longer an investor holds shares of our common stock during this period the longer such investor will receive the benefit of this management fee waiver period;
•Our Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of selected dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by selected dealers and reimbursements to selected dealers for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2025, the first anniversary of the date on which we broke escrow for our public offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2025. Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by our Adviser without reimbursement from us. After March 19, 2025, we will reimburse our Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred other than the wholesaling compensation expenses.
•Our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $500 million and (ii) March 19, 2025, the first anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.
As of December 31, 2023 and December 31, 2022, the Adviser and its affiliates have incurred organization and offering costs on the Company’s behalf of $5,470,431 and $1,850,487, respectively. As of December 31, 2023 and December 31, 2022, the Adviser has advanced $960,534 and $0, respectively, for advanced general and administrative expenses.
Reimbursement by our Adviser. Commencing four fiscal quarters after March 20, 2024, our Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets or (2) 25% of our Net Income.
“Total Operating Expenses” are all costs and expenses paid or incurred by us, as determined under GAAP, including the management fee and the performance participation, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing, and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves, (v) incentive fees paid in compliance with our charter, (vi) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (vii) real estate commissions on the sale of property and (viii) other fees and expenses connected with the acquisition, disposition and ownership of real estate interests, mortgage loans or other property including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property.
“Average Invested Assets” means, for any period, the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and loans secured by real estate, including all properties, mortgages and real estate related securities and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, impairments, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period.
“Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves.
Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the affiliated-transactions committee determines that the excess expenses were justified based on unusual and nonrecurring factors that it deems sufficient, our Adviser would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our affiliated-transactions committee approves such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our affiliated-transactions committee considered in arriving at the conclusion that such excess expenses were justified. In addition, our affiliated-transactions committee will review at least annually the total fees and expense reimbursements for operating expenses paid to our Adviser and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the affiliated-transactions committee.
Sub-Advisor
On July 11, 2023, our Adviser and the Operating Partnership entered into the Investment Management Agreement with JP Morgan. Pursuant to the Investment Management Agreement, JP Morgan will serve as a sub-advisor to our Adviser and act as the investment manager for our portfolio of short-term investments, which may include real estate related securities. Under the terms of the Investment Management Agreement, JP Morgan’s fee for its services shall be paid entirely by our Adviser and not by our company. As of December 31, 2023, our Adviser had not paid JP Morgan in connection with investment advisory services for us.
Dealer Manager Agreement
EQTE Brokerage LLC (the “Dealer Manager”), an affiliate of the Adviser, serves as the dealer manager for our public offering. The Dealer Manager registered as a broker dealer with the SEC and FINRA on May 16, 2023. The Company entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with our public offering on August 1, 2023.
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; however, such amounts may vary for certain selected dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares, Class E shares, Class A-I shares, Class A-II shares or shares of any class sold pursuant to our distribution reinvestment plan. There were no upfront selling commissions or dealer manager fees paid during the year ended December 31, 2023 or for the period ended December 31, 2022.
Subject to FINRA limitations on underwriting compensation and certain other limitations and subject to the provisions for the conversion of Class T shares, Class S shares and Class D shares into Class I shares, the Dealer Manager will also receive a distribution fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of our outstanding Class T shares, Class S shares and Class D shares, respectively. There is no distribution fee with respect to Class I shares, Class E shares, Class A-I shares or Class A-II shares. The distribution fees will be paid monthly in arrears. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to selected dealers and servicing broker-dealers, and will rebate distribution fees to us to the extent a broker-dealer is not eligible to receive them. We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, 8.75% (or a lower limit as set forth in the applicable agreement between the Dealer Manager and a selected dealer at the time such shares were issued) of the gross proceeds from the sale of such shares and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan) (collectively, the “Fee Limit”). At the end of such month, each such Class T share, Class S share or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. We will accrue the cost of the distribution fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering.
In addition, we will cease paying the distribution fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) our merger or consolidation with or into another entity in which we are not the surviving entity or (iii) the sale or other disposition of all or substantially all of our assets. Further, after termination of a primary offering registered under the Securities Act of 1933, as amended, each Class T, Class S or Class D share sold in that primary offering, each Class T, Class S or Class D share sold under a distribution reinvestment plan pursuant to the same registration statement that was used for that primary offering, and each Class T, Class S or Class D share received as a stock dividend with respect to such shares sold in such primary offering or distribution reinvestment plan, shall automatically and without any action on the part of the holder thereof convert into a number of Class I shares (including fractional shares) with an equivalent NAV as such share, at the end of the month in which we, with the assistance of the Dealer Manager, determine that all underwriting compensation paid or incurred with respect to the offerings covered by that registration statement from all sources, determined pursuant to the rules and guidance of FINRA, would equal or exceed 10% of the aggregate purchase price of all shares sold for our account through that primary offering.
There were no distribution fees paid to the Dealer Manager during the year ended December 31, 2023 or for the period ended December 31, 2022.
We or our Adviser may also pay directly, or reimburse the Dealer Manager if the Dealer Manager pays on our behalf, any organization and offering expenses (other than upfront selling commissions and distribution fees). These expenses may include fees paid to platform service providers. See “—The Advisory Agreement—Management Fee, Performance Participation and Expense Reimbursements—Adviser Support.”
Property Management, Leasing and Development and Construction Services by Affiliates of our Adviser
We expect to retain an affiliate of our Adviser to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed. Property management fees, leasing commissions, development and construction fees and expense reimbursements for these services will be at or below market rates for the specific market and type of property acquired or particular project under development.
We expect property management, leasing and development and construction services provided by affiliates of our Adviser to include the following:
•tenant relations;
•energy management;
•preventive maintenance;
•vendor selection and contracting;
•parking management;
•marketing plans;
•broker relations;
•tenant prospecting;
•lease negotiation;
•project planning and budgeting;
•architectural and engineering design preparation;
•design development;
•entitlement and permitting; and
•construction and development of the project.
During the year ended December 31, 2023 and for the period ended December 31, 2022, we were in our organizational period and had not commenced our principal operations, and as a result, we did not pay any property management fees, leasing commissions, development and construction fees and expense reimbursements.
In connection with the acquisition of the Georgetown Property, on March 20, 2024, we, through the Buyer, entered into a property management agreement with Exeter Property Group Advisors, LLC (the “Property Manager”), an affiliate of the Adviser (the “Property Management Agreement”). The Property Management Agreement has a term through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreement, we will pay the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. We will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. We will reimburse the Property Manager for all reasonable and actual expenditures.
Other Services by Affiliates of our Adviser
In addition, we may retain certain of the Adviser’s affiliates for necessary services relating to our investments or our operations, including accounting services, valuation support services, account management services, corporate secretarial services, data management services, directorship services, information technology services, finance/ budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. The Adviser’s affiliates may charge fees and expenses to us for the provision of such services. The Operating Partnership may also issue equity incentive compensation to certain employees of such affiliates for services provided. Any compensation paid to the Adviser’s affiliates for any such services will not reduce the management fee nor the performance participation allocation.
During the year ended December 31, 2023 and for the period ended December 31, 2022, we were in our organizational period and had not commenced our principal operations, and as a result, we did not pay any of our Adviser’s affiliates for such services.
Investments by Our Adviser and Affiliates of our Sponsor and Their Employees
Our Adviser has invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. These shares were reclassified as Class E shares of common stock on June 21, 2023. The Adviser may not sell, transfer or dispose of these 20,000 shares to any party other than an affiliate of the Adviser while the Sponsor or any affiliate serves as our sponsor.
Additionally, EQT Exeter Holdings, an affiliate of the Sponsor, has committed to purchase $200,000,000 in Class E shares of our common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of our Sponsor and their officers and employees. The Sponsor Committed Amount is inclusive of the 6,220,000 Class E units of the Operating Partnership acquired by EQT Exeter Holdings on March 19, 2024 for an aggregate purchase price of $62,200,000, or $10.00 per unit. Class E shares and Class E units are not available for purchase in the public offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) the Company’s officers and directors. During the escrow period for the public offering, the per share purchase price for Class E shares and Class E units was $10.00 per share or unit. After the close of the escrow period for the public offering, Class E shares and Class E units will be sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to our Adviser or the performance participation allocation to the Special Limited Partner.
EQT Exeter Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Exeter Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed under our share repurchase plan, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan and (3) upon a repurchase request, the Operating Partnership will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and

5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction (defined herein).
On June 9, 2023, we issued 220 shares of Class A preferred stock to eight officers and employees of our Adviser and its affiliates at a price of $1,000 per share for total proceeds of $220,000. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in our discretion by payment of $1,000 per share plus a $50 per share redemption premium in the event of redemption prior to December 31, 2024. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security. During the year ended December 31, 2023, we paid aggregate dividends of $12,344 to the Class A preferred stockholders for the period from June 9, 2023 to December 31, 2023.
Registration Rights Agreements
The Advisory Agreement provides that with respect to any Class E shares of our common stock paid as a management fee (or received upon conversion of Class E units paid as a management fee), within six months after a listing of the shares on a national securities exchange, we will enter into a registration rights agreement with our Adviser for the shares received as payment for the management fee (or received upon conversion of Class E units paid as a management fee), with terms mutually agreeable to us and our Adviser. This obligation survives the termination of the Advisory Agreement.
Similarly, our Operating Partnership’s partnership agreement provides that with respect to any Class E shares of our common stock that were issued (or are issuable) upon exchange of Class E units issued in connection with the performance participation interest, within six months after a listing of the shares on a national securities exchange, we will enter into a registration rights agreement with the Special Limited Partner for these shares, with terms mutually agreeable to us and the Special Limited Partner.
We have also agreed to enter into similar registration rights agreements with EQT Exeter Holdings and affiliates of our Sponsor and their employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount.
Indemnification Agreements with Directors and Officers
We have entered into indemnification agreements with each of our directors and executive officers. Pursuant to the terms of these indemnification agreements, we would indemnify and advance expenses and costs incurred by our directors and executive officers in connection with any claims, suits or proceedings brought against such directors and executive officers as a result of his or her service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our charter. We also maintain a directors and officers insurance policy.
To the extent consistent with the limitations in our charter, our Operating Partnership must also indemnify us, our directors, our officers, our Adviser and other persons we may designate against losses of any nature that relate to the operations of the Operating Partnership and must also advance expenses relating to the foregoing.
Currently Proposed Transactions with Related Persons
There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above and other than those that would be entered into in connection with the proposed private offerings of the Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D. These private offerings will be conducted pursuant to Regulation D and other applicable exemptions. In connection with the proposed private offerings of the Class A-I and Class A-II shares, we contemplate entering into a separate dealer manager agreement with the Dealer Manager (the “Private Offering Dealer Manager Agreement”). Under the proposed Private Offering Dealer Manager Agreement, no fees or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager. Other than class-specific accruals, the Class A-I and Class A-II shares of our common stock have identical rights and privileges, including with respect to voting rights, as the other classes of our common stock. There is no assurance that we will commence or complete the proposed private offerings.
Item 14. Principal Accounting Fees and Services
Independent Auditors
During the period from September 2, 2022 to December 31, 2023, KPMG LLP ("KPMG") served as our independent auditor.
Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal year ended December 31, 2023 and for the period ended December 31, 2022 by our independent registered public accounting firm, KPMG, were as follows:

	Fiscal Year Ended December 31, 2023	For the Period from September 2, 2022 to December 31, 2022
Audit fees (1)	$245,000	$150,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$245,000	$150,000

(1)    Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and reviews of SEC registration statements.
Our audit committee was advised that there were no services provided by KPMG that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair KPMG from maintaining its independence as our independent auditor and concluded that it was independent.
Audit Committee Pre-Approval Policies and Procedures
In accordance with our Audit Committee pre-approval policy, all audit services performed for us by KPMG were pre-approved by the Audit Committee.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by KPMG that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.
Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by KPMG and our principal accounting officer confirming that the provision of the proposed services does not impair the independence of KPMG.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by KPMG.

Part IV
Item 15. Exhibits and Financial Statements Schedules.
(a)(1) Financial Statements
See Item 8 above.
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, filed March 25, 2024)
3.3	Articles Supplementary of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed March 25, 2024)
3.4	Amended and Restated Bylaws of the Company (incorporated by referenced to Exhibit 3.2 to the Company’s Form 10-Q, filed August 31, 2023)
4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to Supplement No. 3 to the Company's prospectus, filed March 25, 2024)
10.1	Amended and Restated Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC, dated March 19, 2024
10.2	Second Amended and Restated Limited Partnership Agreement of EQT Exeter REIT Operating Partnership, LP dated March 19, 2024
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

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
10.6	Independent Director Compensation Plan, effective as of January 17, 2024
10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
10.8	Subscription Agreement by EQT Exeter Holdings US, Inc., dated March 19, 2024
10.9
Investment Management Agreement by and among J.P. Morgan Investment Management, Inc., EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC dated July 11, 2023 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q, filed August 31, 2023)

10.10	Dealer Manager Agreement, with Selected Dealer Agreement, dated August 1, 2023 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q, filed August 31, 2023)
21.1	Subsidiaries of the Company
24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Plan, effective as of March 18, 2024 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed March 25, 2024)
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within Inline XBRL document)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQT EXETER REAL ESTATE INCOME TRUST, INC.
March 29, 2024	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (principal executive officer)

POWER OF ATTORNEY
We, the undersigned officers and directors of EQT Exeter Real Estate Income Trust, Inc., hereby severally constitute Ali Houshmand, J. Peter Lloyd, and Linda Van Etten, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable EQT Exeter Real Estate Income Trust, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 2024	/s/ Ali Houshmand
Date	Ali Houshmand
President, Portfolio Manager and Director (Principal Executive Officer)

March 29, 2024	/s/ J. Peter Lloyd
Date	J. Peter Lloyd
Chief Financial Officer and Director (Principal Financial Officer)

March 29, 2024	/s/ Linda Van Etten
Date	Linda Van Etten
Controller and Treasurer (Principal Accounting Officer)

March 29, 2024	/s/ Edward J. Fitzgerald
Date	Edward J. Fitzgerald
Chairman of the Board and Director

March 29, 2024	/s/ Alan Feldman
Date	Alan Feldman
Independent Director

March 29, 2024	/s/ Mary Beth Morrissey
Date	Mary Beth Morrissey
Independent Director

March 29, 2024	/s/ Gary Reiff
Date	Gary Reiff
Independent Director

March 29, 2024	/s/ Peter Rodriguez
Date	Peter Rodriguez
Independent Director
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB No. 185)	F-1
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-2
Consolidated Statements of Operations for the Year Ended December 31, 2023 and the Period from September 2, 2022 (Date of Formation) to December 31, 2022	F-3
Consolidated Statements of Changes in Equity for the Year Ended December 31, 2023 and for the Period from September 2, 2022 to December 31, 2022	F-4
Consolidated Statements of Cash Flows for the Year Ended December 31, 2023 and for the Period from September 2, 2022 to December 31, 2022	F-5
Notes to the Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EQT Exeter Real Estate Income Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EQT Exeter Real Estate Income Trust, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2023 and for the period from September 2, 2022 (date of formation) through December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from September 2, 2022 (date of formation) through December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

New York, New York
March 29, 2024

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$405,049	$199,935
Total Assets	$405,049	$199,935
Liabilities and Equity
Total Liabilities	$—	$—

Equity
Preferred stock, $0.01 par value per share, 100,000,000 and 10,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable prior to December 31, 2024 at $50 redemption premium per share) and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	220,000	—
Common Stock - Class T Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class S Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class D Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class I Shares, $0.01 par value per share, 500,000,000 and 0 shares authorized and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common Stock - Class E Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized and 58,500 and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (including 38,500 and 0 unvested restricted shares)	585	—
Common Stock - $0.01 par value per share, 0 and 1,000,000,000 shares authorized and 0 and 20,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	200
Additional paid-in capital	327,748	199,800
Accumulated deficit	(143,284)	(65)
Total Equity	405,049	199,935
Total Liabilities and Equity	$405,049	$199,935
The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Operations

	For the Year Ended	For the Period September 2, 2022 (Date of Formation) to
	December 31, 2023	December 31, 2022
Expenses
General and administrative expenses	$130,875	$65
Total Expenses	130,875	65
Net loss	$(130,875)	$(65)
Dividends to preferred stockholders	(12,344)	—
Net loss attributable to common stockholders	$(143,219)	$(65)
Net loss per share of common stock - basic and diluted	$(7.16)	$(0.01)
Weighted-average shares of common stock outstanding - basic and diluted	20,000	9,934

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity

		Par Value
	Preferred Stock Class A	Common Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class E	Additional Paid- In Capital	Accumulated Deficit	Total Equity
Balance at September 2, 2022 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	(65)	(65)
Common stock issued	—	200	—	—	—	—	—	199,800	—	200,000
Balance at December 31, 2022	$—	$200	$—	$—	$—	$—	$—	$199,800	$(65)	$199,935
Net loss	—	—	—	—	—	—	—	—	(130,875)	(130,875)
Common stock reclassification	—	(200)	—	—	—	—	200	—	—	—
Issuance of preferred stock	220,000	—	—	—	—	—	—	—	—	220,000
Preferred stock dividend	—	—	—	—	—	—	—	—	(12,344)	(12,344)
Stock based compensation	—	—	—	—	—	—	—	128,333	—	128,333
Issuance of restricted stock awards	—	—	—	—	—	—	385	(385)	—	—
Balance at December 31, 2023	$220,000	$—	$—	$—	$—	$—	$585	$327,748	$(143,284)	$405,049

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Period September 2, 2022 (Date of Formation) to
	December 31, 2023	December 31, 2022
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(130,875)	$(65)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash compensation expense	128,333	—
Net cash used in operating activities	(2,542)	(65)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock issuance	220,000	—
Dividends paid on preferred shares	(12,344)	—
Net cash provided by financing activities	207,656	—
Net increase (decrease) in cash	$205,114	(65)
Cash and cash equivalents at beginning of period	$199,935	$200,000
Cash and cash equivalents at end of period	$405,049	$199,935

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
1. Organization and Business Purpose
EQT Exeter Real Estate Income Trust, Inc. (the “Company”) was formed on September 2, 2022, as a Maryland corporation and intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2024. The Company was organized to invest primarily in stabilized, income oriented commercial real estate in the United States. The Company is the sole general partner of EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (“EQRT OP”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of the Company's advisor, owns a special limited partner interest in EQRT OP. Substantially all of the Company’s business will be conducted through EQRT OP, which as of December 31, 2023, had not commenced its principal operations. The Company and EQRT OP are externally managed by Exeter Property Group, LLC (the “Adviser”), an affiliate of EQT AB (the “Sponsor”).
As of December 31, 2023, the Company had neither purchased nor contracted to purchase any investments. Except as described in Note 8, "Subsequent Events", the Company has not identified any investment opportunities in which there is a reasonable probability it will invest.
2. Capitalization
As of December 31, 2023 and December 31, 2022, the Company was authorized to issue up to 2,100,000,000 and 1,000,000,000 shares of common stock, par value $0.01 per share, respectively, and up to 100,000,000 and 10,000,000 shares of preferred stock, par value $0.01 per share, respectively. Of the 100,000,000 shares of preferred stock authorized as of December 31, 2023, 220 shares were issued and classified as Class A shares. See Note 8, "Subsequent Events."
As of December 31, 2023 and December 31, 2022, the Company had the following classes of common stock authorized, issued and outstanding:

		December 31, 2023		December 31, 2022
Classification	Par Value Per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Common Stock	$0.01	—	—	1,000,000,000	20,000
Class T Shares	$0.01	500,000,000	—	—	—
Class S Shares	$0.01	500,000,000	—	—	—
Class D Shares	$0.01	500,000,000	—	—	—
Class I Shares	$0.01	500,000,000	—	—	—
Class E Shares (1)	$0.01	100,000,000	58,500	—	—
Total		2,100,000,000	58,500	1,000,000,000	20,000
(1)On September 1, 2023, the Company issued an aggregate of 38,500 unvested restricted shares of Class E common stock, $0.01 par value per share, with a grant date fair value of $10.00 per share, to the Company's four independent directors as compensation for their services pursuant to the Company’s independent director compensation plan.
On August 1, 2023, the Company registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in its primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required the Company to hold investors’ funds from the Offering in an interest-bearing escrow account until the Company received purchase orders for at least $25,000,000 of its common stock or units of EQRT OP in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and the Company’s directors and officers, which purchases were not limited in amount) and the Company’s board of directors authorized the release of funds in the escrow account to the Company. On March 19, 2024, EQRT OP issued 6,220,000 Class E units to EQT Exeter Holdings US, Inc. (“EQT Exeter Holdings”), an affiliate of the Sponsor, for an aggregate purchase price of $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, the Company satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and the Company’s board of directors authorized the Company to break escrow in the Offering. See Note 8, “Subsequent Events.” Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering was $10.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.
EQT Exeter Holdings has committed to purchase $200,000,000 in Class E shares of the Company’s common stock or Class E units of EQRT OP, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. The Sponsor Committed Amount is inclusive of the 6,220,000 Class E units of EQRT OP acquired by EQT Exeter Holdings on March 19, 2024 for an aggregate purchase price of $62,200,000, or $10.00 per unit. Class E shares and Class E units are not available for purchase in the Offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) the Company’s officers and directors. During the escrow period, the per share purchase price for Class E shares and Class E units was $10.00 per share or unit. After the close of the escrow period, Class E shares and Class E units will be sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to the Adviser or the performance participation allocation to the Special Limited Partner.
For information regarding repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount, see Note 3, “Summary of Significant Accounting Policies—Share Repurchases”.
As of December 31, 2023 and December 31, 2022, the Company was capitalized with a $200,000 investment by the Adviser in exchange for the issuance of 20,000 shares of the Company’s common stock. These shares were reclassified as Class E shares of common stock on June 21, 2023. The Adviser may not sell, transfer or dispose of these 20,000 shares to any party other than an affiliate of the Adviser while the Sponsor or any affiliate serves as the sponsor to the Company.
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
3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and EQRT OP and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC.
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
Cash and Cash Equivalents
Cash represents cash held in banks, and cash on hand. The Company may at times have bank balances in excess of federally insured amounts. The amount of cash exceeding federally insured limits at December 31, 2023 was $157,549. The Company did not hold any cash equivalents as of December 31, 2023 or December 31, 2022.
Income Taxes
The Company was a taxable corporation for the year ended December 31, 2023 and the period ended December 31, 2022. The Company intends to make an election to be taxed and to operate in a manner that will allow it to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code.

The Company had no taxable income for the year ended December 31, 2023 and for the period ended December 31, 2022. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses
The Adviser or its affiliates are initially paying all organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2025, which is the first anniversary of the date the Company broke escrow for the Offering. Pursuant to the advisory agreement among the Company, EQRT OP and the Adviser, the Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period commencing March 19, 2025.
As of December 31, 2023 and 2022, the Adviser and its affiliates have incurred organization and offering costs on the Company’s behalf of $5,470,431 and $1,850,487, respectively. These costs are not recorded in the accompanying consolidated financial statements because such costs did not represent liabilities of the Company until March 19, 2024, the date the Company broke escrow for the Offering. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the consolidated balance sheet.
Operating Expenses
Operating expenses incurred directly by the Company are expensed in the period incurred. Such amounts totaled $130,875 and $65 for the year ended December 31, 2023 and for the period ended December 31, 2022.
The Adviser will advance, on behalf of the Company, certain of the Company's general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of the Company's outstanding shares of common stock, along with EQRT OP units held by parties other than the Company, reaches $500 million and (ii) March 19, 2025, which is one year from the date on which the Company broke escrow in the Offering, at which point the Company will reimburse the Adviser for all such advanced general and administrative expenses ratably over the 60 months following such date. As of December 31, 2023 and 2022, the Adviser has advanced $960,534 and $0 for such costs. When recorded by the Company, advanced general and administrative expenses will be expensed as incurred. These amounts are not recorded in the accompanying consolidated financial statements because such costs did not represent liabilities of the Company until March 19, 2024, the date the Company broke escrow for the Offering.
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
Share Repurchases
The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to a number of limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class T, Class S, Class D, Class I, and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the

Company’s common stock, if any, but excluding any Early Repurchase Deduction (defined below) applicable to the repurchased shares) is limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months).
EQT Exeter Holdings and affiliates of the Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of the Company’s outstanding shares of common stock, along with EQRT OP units held by parties other than the Company, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Exeter Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request the Company repurchase such Class E shares or Class E units; provided, that (1) the Company will only process repurchases of such Class E shares or Class E units for cash after all other Stockholder repurchase requests have been processed, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases and (3) upon a repurchase request, EQRT OP will repurchase Class E units for Class E shares or cash (at the holder’s election) unless the board of directors of the Company determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of EQRT OP, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate net asset value of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in the share repurchase plan treating all outstanding EQRT OP units held by persons other than the Company as having been exchanged for shares of the Company as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations under the share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests under the share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction.
Shares held by the Adviser acquired as payment of the Adviser’s management fee will not be subject to the share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction, and will not be included in the calculation of the Company’s aggregate NAV for purposes of the 2% monthly or 5% quarterly limitations on repurchases. Notwithstanding the foregoing, the Company has adopted a policy that requires the affiliated-transactions committee of the Company’s board of directors to approve any repurchase request of the Adviser for Class E shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through the share repurchase plan, would cause the Company to exceed the 2% monthly or 5% quarterly repurchase limitations of the share repurchase plan. Such approval must find that the repurchase will not impair the Company’s capital or operations and is consistent with the fiduciary duties of the Company’s independent directors.
In addition, holders of Class E units issued in connection with distributions on the performance participation interest may request EQRT OP repurchase such Class E units for Class E shares or cash (at the holder’s election) unless the board of directors of the Company determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of EQRT OP, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate net asset value of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in the share repurchase plan treating all outstanding EQRT OP units held by persons other than the Company as having been exchanged for shares of the Company as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations under the share repurchase plan. In addition, any repurchases of Class E units in respect of distributions on the performance participation interest will not be subject to the Early Repurchase Deduction.
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
Net Loss per Share of Common Stock
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the year ended December 31, 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.
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
The Company will pay the Adviser an annual management fee (payable monthly in arrears) equal to 1.25% of the aggregate NAV represented by the Company’s Class T shares, Class S shares, Class D shares and Class I shares. Additionally, to the extent that EQRT OP issues EQRT OP units to parties other than the Company, EQRT OP will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of EQRT OP attributable to such EQRT OP units not held by the Company per annum, payable monthly in arrears. No management fee will be paid with respect to Class E shares or Class E units of EQRT OP. The management fee will be paid, at the Adviser’s election, in cash, Class E shares of common stock, or Class E units of EQRT OP. The Adviser has agreed to waive its management fee for the first six full calendar months following March 19, 2024, the date the Company broke escrow for the Offering. If the Adviser elects to receive any portion of its management fee in Class E shares or Class E units of EQRT OP, the Company may be obligated to repurchase such Class E shares or Class E units from the Adviser at a later date. Such repurchases will be outside the Company’s share repurchase plan and thus will not be subject to the repurchase limits of the share repurchase plan or any Early Repurchase Deduction. See Note 3, “Summary of Significant Accounting Policies – Share Repurchases.”
So long as the advisory agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in EQRT OP that entitles it to receive an allocation from EQRT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the EQRT OP Second Amended and Restated Limited Partnership Agreement). Such allocation will be measured annually and accrued monthly. Class E units of EQRT OP will not be subject to the performance participation allocation. Distributions on the performance participation interest may be distributable in cash or Class E units at the election of the Special Limited Partner.
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
The Company does not intend to pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. The Company will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate related securities, whether or not such investments are acquired, and make payments to third parties in connection with making investments.
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
As of November 4, 2022, the Company was capitalized with a $200,000 investment by the Adviser in exchange for 20,000 shares of the Company’s common stock. All of these shares were reclassified as Class E shares of common stock on June 21, 2023. On June 9, 2023, the Company issued 220 shares of Class A preferred stock to eight officers and employees of the Adviser and its affiliates at a price of $1,000 per share. See Note 2, "Capitalization."

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
6. Share Based Compensation
The Company's board of directors approved the EQT Exeter Real Estate Income Trust, Inc. Independent Director Compensation Plan (the "Director Compensation Plan"), pursuant to which, up to 500,000 shares of the Company's Class E common stock are available for issuance. On September 1, 2023, the Company issued an aggregate of 38,500 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan. The restricted shares of Class E common stock will vest (i) on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.” During the year ended December 31, 2023 and the period ended December 31, 2022, the Company recorded $128,333 and $0 of restricted stock amortization in general and administrative expenses in the consolidated statements of operations. The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the year ended December 31, 2023:

For the Year Ended December 31, 2023			As of December 31, 2023
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2022	—
Granted	38,500	$10.00	8 months	$256,667
Forfeited	—
Vested	—
Unvested restricted shares, December 31, 2023	38,500
7. Commitments and Contingencies
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
Amended and Restated Advisory Agreement
On March 19, 2024, the Company entered into an amended and restated advisory agreement (the “Amended and Restated Advisory Agreement”) by and among the Company, EQRT OP and the Adviser. The Amended and Restated Advisory Agreement reflects the addition of the Class A-I and Class A-II shares and the different management fees associated with such shares. See “—Charter Amendment and Articles Supplementary” below regarding the designation of Class A-I and Class A-II shares. The Company will pay the Adviser a management fee of 0.50% of the aggregate NAV represented by the Company’s Class A-I shares per annum payable monthly in arrears and a management fee of 0.90% of the aggregate NAV represented by the Company’s Class A-II shares per annum payable monthly in arrears.
The Amended and Restated Advisory Agreement modifies the previous Advisory Agreement dated July 31, 2023 to clarify that the Adviser will advance on behalf of the Company certain of the Company’s general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of the Company’s outstanding shares of common stock, along with EQRT OP units held by parties other than the Company, reaches $500 million and (ii) March 19, 2025, which is one year from the date on which the Company broke escrow in the Offering, rather than one year from the commencement of the offering, as stated in the previous Advisory Agreement. The Amended and Restated Advisory Agreement clarifies that such advanced general and administrative expenses will be reimbursed by the Company in 60 equal monthly installments commencing with the first month following such date.
The Amended and Restated Advisory Agreement amends the organization and offering expenses payable or reimbursable by the Company to provide that the Company will pay or reimburse the Adviser or the Dealer Manager for expenses of employees of the Dealer Manager incurred in the performance of wholesaling activities in the Company’s offerings, including but not limited to business entertainment expenses, travel, meal and lodging expenses incurred in connection with attending retail seminars sponsored by selected dealers, meetings with selected dealers and potential selected dealers or other conferences in connection with the Company’s offerings. The Adviser continues to be responsible for the payment of wholesaling compensation expenses of persons associated with the Dealer Manager without reimbursement from the Company.
Purchase and Sale Agreement for Georgetown Property
On March 20, 2024, the Company, through an indirect subsidiary (the “Buyer”), acquired a 449,642 square foot light manufacturing and distribution warehouse facility on approximately 55 acres of land in Georgetown, Texas (the “Georgetown Property”). The Georgetown Property, constructed in 2023, is 100% leased to a single tenant. On December 21, 2023, the Adviser entered into a purchase and sale agreement, as subsequently amended, with Longhorn Junction Owner (TX), LP (the “Seller”), an affiliate of Portman Holdings, to acquire the Georgetown Property. The Seller is not affiliated with the Company or the Adviser. On March 20, 2024, the Adviser assigned the purchase and sale agreement to the Buyer for $1,500,000, which was the amount of the deposit under the purchase and sale agreement. The Adviser advanced $103,602 of closing costs on the Company's behalf for this acquisition. The Company repaid the Adviser for the deposit and advanced closing costs on March 20, 2024.
The purchase price of the Georgetown Property was $60,932,800, exclusive of closing costs. The Company funded the acquisition of the Georgetown Property with proceeds from the sale of Class E units of EQRT OP to EQT Exeter Holdings.
Property Management Agreement
In connection with the acquisition of the Georgetown Property, on March 20, 2024, the Company, through the Buyer, entered into a property management agreement with Exeter Property Group Advisors, LLC (the “Property Manager”), an affiliate of the Adviser (the “Property Management Agreement”). The Property Management Agreement has a term through the end of the 2024 calendar year and will be renewed automatically for successive one year periods unless terminated by either party, giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreement, the Company will pay the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. The Company will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. The Company will reimburse the Property Manager for all reasonable and actual expenditures.
Second Amended and Restated Limited Partnership Agreement of EQRT OP
On March 19, 2024, the Company entered into a Second Amended and Restated Limited Partnership Agreement of EQRT OP (the “Amended Operating Partnership Agreement”) by and among the Company, the Special Limited Partner and the other limited partners thereto in order to update certain terms related to the redemption of Class E units (i) issued to the Adviser and its affiliates and their officers and employees in connection with the Sponsor Committed Amount, (ii) issued in connection with the performance participation interest in EQRT OP and (iii) issued in lieu of management fees payable pursuant to the Advisory Agreement among the Company, EQRT OP and the Adviser.
The Amended Operating Partnership Agreement also reflects the addition of Class A-I and Class A-II units of the EQRT OP. The terms of the Special Limited Partner’s performance participation allocation are the same for Class A-I and Class A-II units as for Class T, Class S, Class D and Class I units.

Sponsor Subscription Agreement and Escrow Break

On March 19, 2024, the Company entered into a subscription agreement (the “Sponsor Subscription Agreement”) with EQT Exeter Holdings which permits the Company to issue and sell to EQT Exeter Holdings an aggregate of $200,000,000 in Class E shares of the Company’s common stock or Class E units of EQRT OP, or a combination thereof, provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by investments by other affiliates of the Sponsor and their officers and employees. On March 19, 2024, pursuant to the terms of the Sponsor Subscription

Agreement, EQRT OP issued 6,220,000 Class E units to EQT Exeter Holdings for an aggregate purchase price of $62,200,000, or $10.00 per unit.

With EQT Exeter Holdings’ investment in units of EQRT OP, the Company satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and the Company’s board of directors authorized the Company to break escrow in the Offering.
Charter Amendment and Articles Supplementary
On March 20, 2024, the Company filed Articles of Amendment (the “Articles of Amendment”) to the Company’s Articles of Amendment and Restatement, dated June 20, 2023 (the “Charter”) with the Maryland State Department of Assessments and Taxation (“SDAT”) to increase the number of shares of capital stock that the Company has authority to issue to 2,300,000,000 and the number of shares of common stock, par value $0.01 per share, that the Company has authority to issue to 2,200,000,000. Immediately following the filing of the Articles of Amendment, the Company filed with the SDAT Articles Supplementary (the “Articles Supplementary”) to the Charter, pursuant to which the Company classified and designated 50,000,000 authorized but unissued shares of Class A-I common stock and 50,000,000 authorized but unissued shares of Class A-II common stock.
Share Repurchase Plan Amendment
Effective as of March 18, 2024, the Company’s board of directors amended the share repurchase plan to (i) reflect updates to the terms of repurchase of Class E shares or Class E units and (ii) to reflect the addition of Class A-I shares and Class A-II shares.
Amended and Restated Distribution Reinvestment Plan
In connection with the designation of the Class A-I shares and Class A-II shares, effective as of March 18, 2024, the Company’s board of directors approved the Amended and Restated Distribution Reinvestment Plan to reflect the addition of Class A-I shares and Class A-II shares.
Valuation Guidelines Amendment
On March 18, 2024, the Company’s board of directors amended the Company’s valuation guidelines to specify the first calculation of the Company’s NAV after breaking escrow, to clarify that unvested restricted Class E shares are excluded from the NAV calculation and to reflect the addition of Class A-I shares and Class A-II shares.