Form 10-Q
period 2024-03-31
EQT Exeter Real Estate Income Trust, Inc.
filed 2024-05-10
CIK 1946997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of May 9, 2024 was 58,500, all of which were Class E shares.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	1

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2024 and 2023	2

	Consolidated Statements of Changes in (Deficit) Equity and Redeemable Non-Controlling Interest (unaudited) for the Three Months Ended March 31, 2024 and 2023	3

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2024 and 2023	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4.	MINE SAFETY DISCLOSURES	23

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	24

SIGNATURES		26

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EQT Exeter Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Investments in real estate, net	$53,691,268	$—
Cash and cash equivalents	1,660,092	405,049
Real estate related intangibles, net	7,349,305	—
Deferred offering costs	4,750,873	—
Other assets	173,096	—
Total Assets	$67,624,634	$405,049
Liabilities and (Deficit) Equity
Accounts payable and accrued expenses	$16,181	$—
Due to affiliates	7,553,926	—
Total Liabilities	7,570,107	—

Redeemable non-controlling interest	62,153,012	—

(Deficit) Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable prior to December 31, 2024 at $50 redemption premium per share) issued and outstanding at March 31, 2024 and December 31, 2023, respectively	220,000	220,000
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class A-I Shares, $0.01 par value per share, 50,000,000 and 0 shares authorized and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class A-II Shares, $0.01 par value per share, 50,000,000 and 0 shares authorized and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class E Shares, $0.01 par value per share, 100,000,000 shares authorized and 58,500 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (including 38,500 unvested restricted shares)	585	585
Additional paid-in capital	423,998	327,748
Accumulated deficit	(2,743,068)	(143,284)
Total (Deficit) Equity	(2,098,485)	405,049
Total Liabilities, Redeemable non-controlling interest and (Deficit) Equity	$67,624,634	$405,049

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Revenues
Rental revenue	$126,041	$—
	126,041	—

Expenses
Rental property operating expenses	$3,936	$—
General and administrative expenses	1,471,750	—
Organization expenses	1,186,955	—
Depreciation and amortization	36,924	—
Total Expenses	2,699,565	—
Other income
Interest income	1,957	—
Total other income	1,957	—
Net loss	$(2,571,567)	$—
Dividends to preferred stockholders	(5,500)	—
Adjust redeemable non-controlling interest to redemption value	(2,543,177)	—
Net loss attributable to redeemable non-controlling interest	2,514,960	—
Net loss attributable to common stockholders	$(2,605,284)	$—
Net loss per share of common stock - basic and diluted	$(130.26)	$—
Weighted-average shares of common stock outstanding - basic and diluted	20,000	20,000

There were no operations during the three months ended March 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Changes in (Deficit) Equity and Redeemable Non-Controlling Interest
(Unaudited)

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total Equity (Deficit)	Redeemable Non-controlling interest
Balance at January 1, 2024	$220,000	58,500	$585	$327,748	$(143,284)	$405,049	$—
Net loss	—	—	—	—	(56,607)	(56,607)	(2,514,960)
Stock based compensation	—	—	—	96,250	—	96,250	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	62,200,000
Adjust redeemable non-controlling interest to redemption value	—	—	—	—	(2,543,177)	(2,543,177)	2,543,177
Offering costs	—	—	—	—	—	—	(75,205)
Balance at March 31, 2024	$220,000	58,500	$585	$423,998	$(2,743,068)	$(2,098,485)	$62,153,012

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total Equity
Balance at January 1, 2023	$—	20,000	$200	$199,800	$(65)	$199,935
Balance at March 31, 2023	$—	20,000	$200	$199,800	$(65)	$199,935

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,571,567)	$—
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	36,924	—
Straight-line rent amortization	(17,697)	—
Non-cash compensation expense	96,250	—
Change in assets and liabilities
Other assets	(110,301)	—
Due to affiliates	2,562,773	—
Accounts payable and accrued expenses	2,863	—
Net cash used in operating activities	(755)	—

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions of real estate	(60,944,202)	—
Net cash used in investing activities	(60,944,202)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from redeemable non-controlling interest	62,200,000	—
Net cash provided by financing activities	62,200,000	—
Net increase in cash and cash equivalents	$1,255,043	$—
Cash and cash equivalents at beginning of period	$405,049	$199,935
Cash and cash equivalents at end of period	$1,660,092	$199,935

Non-cash investing and financing activity
Accrued offering costs due to affiliates	$4,826,077	$—
Other accrued costs due to affiliates	$165,076	$—
Accrued acquisition costs	$13,317	$—
Working capital assumed	$107,579	$—

There were no operations during the three months ended March 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
1. Organization and Business Purpose
EQT Exeter Real Estate Income Trust, Inc. (the “Company”) was formed on September 2, 2022, as a Maryland corporation and intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2024. The Company was organized to invest primarily in stabilized, income oriented commercial real estate in the United States. The Company is the sole general partner of EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (“EQRT OP”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of the Company's advisor, owns a special limited partner interest in EQRT OP. Substantially all of the Company’s business is conducted through EQRT OP. The Company commenced its principal operations with the acquisition of its first real estate investment on March 20, 2024. The Company and EQRT OP is externally managed by Exeter Property Group, LLC (the “Adviser”), an affiliate of EQT AB (the “Sponsor”).
The Company intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with taxable year ended December 31, 2024. In order to qualify and to maintain qualification as a REIT, the Company will be required to, among other things, distribute as dividends at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to stockholders and meet certain tests regarding the nature of our income and assets.
As of March 31, 2024, the Company owned one industrial property.

2. Summary of Significant Accounting Policies
Basis of Presentation
These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of the Company and the Company's subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. The accompanying unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statement as of December 31, 2023 as filed with the SEC. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.
There is no comprehensive income (loss) so the consolidated statement of comprehensive income (loss) is not presented.
Principles of Consolidation
The Company consolidates all entities that it controls through either majority ownership or voting rights. In addition, the Company consolidates all variable interest entities ("VIEs") of which it is considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as the primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE's economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
EQRT OP is considered to be a VIE. The Company consolidates this entity as it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans. The share of assets, liabilities and operations of the Company related to EQRT OP units held by parties other than the Company are included in redeemable non-controlling interest in the mezzanine equity section on the Company's consolidated balance sheet.

Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may at times have bank balances in excess of federally insured amounts. As of March 31, 2024, the Company held $1,250,000 of cash equivalents and did not hold any cash equivalents as of December 31, 2023.
Fair Value Measurements
Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:
Level 1- quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.
Level 2- quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
Level 3- pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
The fair values of financial instruments, including cash and cash equivalents, accounts receivable and other financial instruments, included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at March 31, 2024 or December 31, 2023.
Investment in Real Estate and Lease Intangibles
Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the operations of acquired properties are included in the Company's results of operations from their respective dates of acquisition. The Company utilizes a report from an independent appraiser to allocate the purchase price to acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities).
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs, and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease term. The amortization of in-place lease intangibles is recorded in depreciation and amortization expense on the Company's consolidated statements of operations.
Acquired above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company's estimate of fair value lease rates for the corresponding in-place leases. The capitalized above- and below-market rentals are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of above-market or below-market lease value will be charged to rental revenue.
The Company's investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings and improvements	10	—	40 years
Lease intangibles and leasehold improvements	Lease term
Significant improvements to properties are capitalized, whereas repairs and maintenance expenses at the Company's properties are expensed as incurred and included in rental property operating expenses on the Company's consolidated statements of operations.
Impairment of Real Estate Portfolio
The Company will review its real estate portfolio to ascertain if there are any indicators of impairment in the value of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded to the extent that the fair value is lower than the asset’s carrying amount. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of the Company's real estate portfolio will reduce the Company's earnings and assets to the extent of the amount of any impairment charge, but it will not affect the Company's cash flow or its distributions until such time as the Company disposes of the property.
Revenue Recognition
The Company's rental revenue consists of base rent and tenant reimbursement income arising from tenant leases at the Company's properties under operating leases. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step-ups or abatements. The Company accounts for base rental revenue (lease component) and common area expense reimbursement (non-lease component) as one lease component under Accounting Standards Codification 842, "Leases". Additionally, the Company includes the non-lease components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component.
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. Any future cash receipt on leases that were previously deemed uncollectible will be recorded as income on a cash basis.
Income Taxes
The Company was a taxable corporation for the year ended December 31, 2023. The Company intends to make an election to be taxed and to operate in a manner that will allow it to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2024. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses
Pursuant to the advisory agreement among the Company, EQRT OP, and the Adviser, the Adviser or its affiliates have agreed to pay for all organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2025, which is the first anniversary of the date the Company broke escrow for its initial public offering (the "Offering"). The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period commencing March 19, 2025.
As of March 31, 2024 and December 31, 2023, the Adviser and its affiliates have incurred organization and offering costs on the Company’s behalf of $6,013,033 and $5,470,431, respectively.

As of March 31, 2024, the Company has $4,750,873 of deferred offering costs on its consolidated balance sheet. These costs will be charged to equity as shares are sold in the Offering.

Operating Expenses
The Adviser will advance, on behalf of the Company, certain of the Company's general and administrative expenses through the earlier of (i) the first date that the aggregate net asset value ("NAV") of the Company's outstanding shares of common stock, along with EQRT OP units held by parties other than the Company, reaches (i) $500 million and (ii) March 19, 2025, which is the first anniversary of the date the Company broke escrow for the Offering, at which point the Company will reimburse the Adviser for all such advanced general and administrative expenses ratably over the 60 months following such date. As of March 31, 2024 and December 31, 2023, the Adviser has advanced $1,539,820 and $960,534, respectively, for such costs.
Share Based Payments
The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.
Net Loss per Share of Common Stock
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three months ended March 31, 2024, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.
The consolidated statement of operations includes $5,500 of unpaid cumulative dividends on Class A preferred shares for the three months ended March 31, 2024 that were not recorded on the consolidated balance sheet as of March 31, 2024 as the dividends were not declared by the Company's board of directors. These dividends would be payable to holders in June 2024 when and if declared by the board of directors. There were no dividends declared for the three months ended March 31, 2023.
3. Investment in Real Estate
Investment in real estate, net, consisted of the following:

March 31, 2024
Building and building improvements	$31,895,302
Land and land improvements	21,795,966
Investment in real estate, net	$53,691,268

On March 20, 2024, the Company, through an indirect subsidiary, acquired a manufacturing and distribution warehouse facility in Georgetown, Texas (the "Georgetown Property"). The following table summarizes the purchase price allocation:

Building and building improvements	$31,895,302
Land and land improvements	21,795,966
In-place lease intangibles	2,364,599
Tenant origination costs	5,009,231
Total purchase price	61,065,098
Working capital assumed	(107,579)
Unpaid acquisition costs	(13,317)
Net purchase price	$60,944,202
The intangibles assets associated with the property are amortized over the remaining lease term. As a result, the Company's real estate-related intangibles have a weighted average amortization period of approximately 9.7 years remaining.

4. Intangibles
The Company did not have any intangibles as of December 31, 2023. The gross carrying amount and accumulated amortization of the Company's real estate related intangible assets consisted of the following as of March 31, 2024:

March 31, 2024
Intangible assets:
In-place lease intangibles	$2,364,599
Tenant origination costs	5,009,231
7,373,830
Accumulated amortization:
In-place lease intangibles	(7,865)
Tenant origination costs	(16,660)
Total real estate intangible assets, net	$7,349,305

The estimated future amortization of the Company's real estate related intangibles for each of the next five years and thereafter as of March 31, 2024, is as follows:

	In-Place Lease Intangibles	Tenant Origination Costs
2024 (remaining)	$182,850	$387,355
2025	243,800	516,473
2026	243,800	516,473
2027	243,800	516,473
2028	243,800	516,473
2029	243,800	516,473
Thereafter	954,884	2,022,851
	$2,356,734	$4,992,571
5. Other Assets
The following table details the components of the Company's other assets at March 31, 2024:

March 31, 2024
Receivables	$20,419
Prepaid expenses	102,771
Other	49,906
Total - Other Assets	$173,096

6. Related Party Transactions
The following table presents the details of due to affiliates:

March 31, 2024
Due to the Adviser
Advanced organization and offering costs	$6,013,033
Advanced general and administrative expenses	1,539,820
7,552,853
Due to Exeter Property Group Advisors, LLC
Property management fee	1,073
Total	$7,553,926

The Company and EQRT OP entered into an amended and restated advisory agreement with the Adviser on March 19, 2024. Pursuant to the advisory agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
The Company will pay the Adviser an annual management fee (payable monthly in arrears) of 1.25% of the aggregate NAV represented by the Company’s Class T shares, Class S shares, Class D shares and Class I shares, 0.50% of the aggregate NAV represented by the Company's Class A-I shares and 0.90% of the aggregate NAV represented by the Company's Class A-II shares. Additionally, to the extent that EQRT OP issues EQRT OP units to parties other than the Company, EQRT OP will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of EQRT OP units not held by the Company per annum, payable monthly in arrears. No management fee will be paid with respect to Class E shares or Class E units of EQRT OP. The management fee will be paid, at the Adviser’s election, in cash, Class E shares of common stock, or Class E units of EQRT OP. The Adviser has agreed to waive its management fee for the first six full calendar months following March 19, 2024, the date the Company broke escrow for the Offering. If the Adviser elects to receive any portion of its management fee in Class E shares or Class E units of EQRT OP, the Company may be obligated to repurchase such Class E shares or Class E units from the Adviser at a later date. Such repurchases will be outside the Company’s share repurchase plan and thus will not be subject to the repurchase limits of the share repurchase plan or any Early Repurchase Deduction. See Note 9, "Equity and Redeemable Non-controlling Interest--Share Repurchases".
So long as the advisory agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in EQRT OP that entitles it to receive an allocation from EQRT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the EQRT OP Second Amended and Restated Limited Partnership Agreement). Such allocation will be measured annually and accrued monthly. Class E units of EQRT OP will not be subject to the performance participation allocation. Distributions on the performance participation interest may be distributable in cash or Class E units at the election of the Special Limited Partner. See Note 9, "Equity and Redeemable Non-controlling Interest--Share Repurchases".
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
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; however, such amounts may vary for certain selected dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class A-I shares, Class A-II shares, Class I shares, Class E shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan.
Subject to FINRA limitations on underwriting compensation and certain other limitations and subject to the provisions for the conversion of Class T shares, Class S shares and Class D shares into Class I shares, the Dealer Manager will also receive a distribution fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. There is no distribution fee with respect to Class A-I shares, Class A-II shares, Class I shares or Class E shares. The distribution fees will be paid monthly in arrears. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to selected dealers and servicing broker-dealers, and will rebate distribution fees to the Company to the extent a broker-dealer is not eligible to receive them. The Company will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions, dealer manager fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, 8.75% (or a lower limit as set forth in the applicable agreement between the Dealer Manager and a selected dealer at the time such shares were issued) of the gross proceeds from the sale of such shares and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan) (collectively, the “Fee Limit”). At the end of such month, each such Class T share, Class S share or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. The Company will accrue the cost of the distribution fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering.
The Company expects to retain an affiliate of the Adviser to provide property management and leasing services for most, if not all, of the properties the Company acquires. In connection with the acquisition of the Georgetown Property, on March 20, 2024, the Company, through an indirect subsidiary, entered into a property management agreement with Exeter Property Group Advisors, LLC (the “Property Manager”), an affiliate of the Adviser (the “Property Management Agreement”). The Property Management Agreement has a term through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreement, the Company will pay the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. The Company will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. The Company will reimburse the Property Manager for all reasonable and actual expenditures. During the three months ended March 31, 2024, the Company accrued $1,073 of property management fees due to the Property Manager.
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
In addition to the organization, offering and general and administrative expense reimbursements described herein (see Note 2, "Summary of Significant Accounting Policies"), the Company will reimburse the Adviser for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, and (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliated person.
The Company will not pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. The Company will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related securities, whether or not such investments are acquired, and make payments to third parties in connection with making investments. In connection with the Company's acquisition of the Georgetown Property, on March 20, 2024, the Adviser assigned the purchase and sale agreement for the property to a subsidiary of the Company for $1,500,000, which was the amount of the deposit under the purchase and sale agreement. The Adviser advanced $103,602 of closing costs on the Company's behalf for this acquisition. The Company repaid the Adviser for the deposit and advanced closing costs on March 20, 2024.

On July 11, 2023, the Adviser and EQRT OP entered into an Investment Management Agreement (the “Investment Management Agreement”) with J.P. Morgan Investment Management Inc. (“JP Morgan”). Pursuant to the Investment Management Agreement, JP Morgan will serve as a sub-advisor to the Adviser and act as the investment manager for the Company’s portfolio of short-term investments, which may include real estate-related securities. Under the terms of the Investment Management Agreement, JP Morgan’s fee for its services will be paid entirely by the Adviser and not by the Company.
In addition, as of March 31, 2024, the Adviser, an affiliate of the Sponsor and eight officers and employees of the Adviser and its affiliates have made investments in the Company or EQRT OP, and an affiliate of the Sponsor had entered into a subscription agreement for the Sponsor Committed Amount (defined below) . See Note 9, "Equity and Redeemable Non-controlling Interest."
7. Leases
The Company's rental revenue consists of rent earned from the operating lease at the Company's industrial property. The lease includes a fixed base rent, subject to annual step-ups and a variable component. The variable component of the Company's operating lease consists of reimbursement of operating expenses such as insurance and common area maintenance costs.
The following table summarizes the fixed and variable components of the Company's operating lease for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Fixed lease payments	$122,855
Variable lease payments	3,186
Total rental revenue	$126,041

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial property as of March 31, 2024:

Year	Future Minimum Rents
2024 (remaining)	$2,502,632
2025	3,416,530
2026	3,518,074
2027	3,624,115
2028	3,732,029
2029	3,842,566
Thereafter	16,197,978
$36,833,924

8. Economic Dependency
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
9. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of March 31, 2024 and December 31, 2023, the Company was authorized to issue up to 2,200,000,000 and 2,100,000,000 shares of common stock, par value $0.01 per share, respectively, and up to 100,000,000 shares of preferred stock, par value $0.01 per share, respectively. Of the 100,000,000 shares of preferred stock authorized as of March 31, 2024 and December 31, 2023, 220 shares were issued and classified as Class A shares.

As of March 31, 2024 and December 31, 2023, the Company had the following classes of common stock authorized, issued and outstanding:

		March 31, 2024		December 31, 2023
Classification	Par Value Per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class A-I Shares	$0.01	50,000,000	—	—	—
Class A-II Shares	$0.01	50,000,000	—	—	—
Class T Shares	$0.01	500,000,000	—	500,000,000	—
Class S Shares	$0.01	500,000,000	—	500,000,000	—
Class D Shares	$0.01	500,000,000	—	500,000,000	—
Class I Shares	$0.01	500,000,000	—	500,000,000	—
Class E Shares (1)	$0.01	100,000,000	58,500	100,000,000	58,500
Total		2,200,000,000	58,500	2,100,000,000	58,500

(1)    On September 1, 2023, the Company issued an aggregate of 38,500 unvested restricted shares of Class E common stock, $0.01 par value per share, with a grant date fair value of $10.00 per share, to the Company's four independent directors as compensation for their services pursuant to the Company’s independent director compensation plan.
Offerings
On August 1, 2023, the Company registered the Offering with the SEC for up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in its primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan. The Company intends to sell any combination of four classes of shares of its common stock in the Offering, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required the Company to hold investors’ funds from the Offering in an interest-bearing escrow account until the Company received purchase orders for at least $25,000,000 of its common stock or units of EQRT OP in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and the Company’s directors and officers, which purchases were not limited in amount) and the Company’s board of directors authorized the release of funds in the escrow account to the Company. On March 19, 2024, EQT Exeter Holdings US, Inc. (“EQT Exeter Holdings”), an affiliate of the Sponsor, purchased 6,220,000 Class E units of EQRT OP for $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, the Company satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and the Company’s board of directors authorized the Company to break escrow in the Offering. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.
The Company also intends to conduct private offerings of its Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). These private offerings will be conducted pursuant to Regulation D and other applicable exemptions. The purchase price per share for each class of common stock in the private offerings will vary and will generally equal the Company's prior month's NAV per share, as determined monthly.
EQT Exeter Holdings has committed to purchase $200,000,000 in Class E shares of the Company’s common stock or Class E units of EQRT OP, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. The Sponsor Committed Amount is inclusive of the 6,220,000 Class E units of EQRT OP acquired by EQT Exeter Holdings on March 19, 2024 for an aggregate purchase price of $62,200,000.
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

In 2022, the Company was capitalized with a $200,000 investment by the Adviser in exchange for the issuance of 20,000 shares of the Company’s common stock. The Adviser may not sell, transfer or dispose of these 20,000 shares to any party other than an affiliate of the Adviser while the Sponsor or any affiliate serves as the sponsor to the Company.
Preferred Stock
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
Share Based Compensation
The Company's board of directors approved the EQT Exeter Real Estate Income Trust, Inc. Independent Director Compensation Plan (the "Director Compensation Plan"), pursuant to which, up to 500,000 shares of the Company's Class E common stock are available for issuance. On September 1, 2023, the Company issued an aggregate of 38,500 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan. The restricted shares of Class E common stock will vest (i) on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.” During the three months ended March 31, 2024, the Company recorded $96,250 of restricted stock amortization in general and administrative expenses in the consolidated statement of operations. There was no restricted stock amortization for the three months ended March 31, 2023. The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024			As of March 31, 2024
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2023	38,500	$10.00	5 months	$160,417
Granted	—
Forfeited	—
Vested	—
Unvested restricted shares, end of period	38,500
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders in the Offering (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors, and clients of certain selected dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s common stock unless they elect to receive their distributions in cash. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors in the Offering, and clients of certain selected dealers that do not permit automatic enrollment in the Company’s distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. Investors in Class A-I and Class A-II common stock who purchase shares in private offerings will have their cash distributions automatically reinvested in additional shares of the Company's common stock unless they elect to receive their distributions in cash. The purchase price for shares purchased under the distribution reinvestment plan will be equal to the most recently disclosed transaction price for such shares at the time of the record date for the distribution. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares under the distribution reinvestment plan; however, all outstanding Class T, Class S and Class D shares, including those purchased under the distribution reinvestment plan, will be subject to ongoing distribution fees.

Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to a number of limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class A-I, Class A-II, Class T, Class S, Class D, Class I and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of the Company’s common stock, if any, but excluding any Early Repurchase Deduction (as defined below) applicable to the repurchased shares) is limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months).
EQT Exeter Holdings and affiliates of the Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of the Company’s outstanding shares of common stock, along with the EQRT OP units held by parties other than the Company, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Exeter Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request the Company repurchase such Class E shares or Class E units; provided, that (1) the Company will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases and (3) upon a repurchase request, EQRT OP will repurchase Class E units for Class E shares or cash (at the holder’s election) unless the board of directors of the Company determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of EQRT OP, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in the share repurchase plan treating all outstanding EQRT OP units held by persons other than the Company as having been exchanged for shares of the Company as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations under the repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests under the share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction.
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
Redeemable non-controlling interest
On March 19, 2024, EQRT OP issued 6,220,000 Class E units to EQT Exeter Holdings for aggregate consideration of $62,200,000. The Company has classified these Class E units as redeemable non-controlling interests in mezzanine equity on the Company's consolidated balance sheet. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such EQRT OP units at the end of each measurement period.
The following table details the redeemable non-controlling interest activity related to these units for the three months ended March 31, 2024:

Fair Value at March 19, 2024	$62,200,000
Offering costs	(75,205)
Net loss allocation	(2,514,960)
Adjustment to redemption value	2,543,177
Balance, March 31, 2024	$62,153,012

As of March 31, 2024, the carrying value of the redeemable non-controlling interest is its NAV, or redemption value.
10. Commitments and Contingencies
The Company has 220 shares of Class A preferred stock outstanding as of March 31, 2024 for which the cumulative unpaid dividends total $5,500, or $25 per share, as they have not yet been declared by the Company's board of directors.
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
11. Subsequent Events
As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.
On April 30, 2024, the Company declared a distribution of $0.03724 per share for its Class E common stock to stockholders of record as of the close of business on April 30, 2024. These distributions were paid on May 10, 2024 and were paid in cash or reinvested in shares of the Company's common stock for stockholders participating in the Company's distribution reinvestment plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “EQRT”, the “Company,” “we,” “us,” or “our” refer to EQT Exeter Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under Part I Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 29, 2024 (the "Annual Report"), and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document and our other filings with the SEC. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
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
We plan to own all or substantially all of our assets through our operating partnership, EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership" or "EQRT OP"), of which we are the sole general partner.
Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement among us, the Operating Partnership and our Adviser, however, we have delegated to our Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. Affiliates of our Adviser also have extensive experience in providing responsive and professional property management and leasing services as well as development and construction services. We have retained and expect to continue to retain an affiliate of our Adviser to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed. We believe our most compelling potential competitive strength is our relationship with EQT Exeter, a premier investment manager and, of crucial importance, a vertically integrated operator built on the talent and experience of an extensive network of “hyper-local” real estate professionals.
From September 2, 2022 (date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock. We have registered with the SEC an offering of up to $5,000,000,000 in shares of common stock (the "Offering"), consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Exeter Holdings US, Inc. (“EQT Exeter Holdings”) for an aggregate purchase price of $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of May 9, 2024, we have not issued or sold any shares in the Offering.
We also intend to conduct private offerings of Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended. These private offerings will be conducted pursuant to Regulation D and other applicable exemptions.
On March 20, 2024, we acquired our first real estate investment, a 449,642 square foot light manufacturing and distribution warehouse facility on approximately 55 acres of land in Georgetown, Texas (the “Georgetown Property”). The Georgetown Property, constructed in 2023, is 100% leased to a single tenant. The purchase price of the Georgetown Property was approximately $60.9 million, exclusive of closing costs. We funded the acquisition of the Georgetown Property with proceeds from the initial sale of Class E units of the Operating Partnership to EQT Exeter Holdings. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we acquire such assets.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than regional or global economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our Annual Report.
Results of Operations
For the three months ended March 31, 2024, we earned $126,041 of rental income for our twelve days of ownership of the Georgetown Property. We recorded $1,471,750 of general and administrative expenses and $1,186,955 of organization costs which primarily are legal fees, director fees, audit fees, transfer agent fees and software related license fees which were cumulative costs to date that our Adviser has advanced and that became our expense and liability on March 19, 2024, the date on which we broke escrow in the Offering. We do not expect to incur additional material organization costs in the future as our formation is complete and we have commenced principal operations.
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The purchase price per share for each class of our common stock will generally be equal to our prior month's NAV per share for the applicable share class, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including class-specific accruals, as described in our valuation guidelines. For more information regarding the calculation of our NAV per share of each class and how our properties and real estate related securities will be valued, see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus, as amended and supplemented.
Our total NAV presented in the following tables includes the NAV of Class E shares of our common stock as well as Class E units of our Operating Partnership held by an affiliate of our Sponsor. The following table provides a breakdown of the major components of our total NAV as of March 31, 2024:

Components of NAV	March 31, 2024
Investments in real estate	$60,932,800
Cash and cash equivalents	1,660,092
Other assets	2,721
Other liabilities	(17,252)
Preferred shares	(225,500)
Net asset value	$62,352,861
Number of outstanding shares/units	6,240,000
The following table sets forth our total NAV and NAV per share/unit by class as of March 31, 2024:

NAV Per Unit/Share	Class E Units	Class E Shares	Total
Net asset value	$62,153,012	$199,849	$62,352,861
Number of outstanding units/shares	6,220,000	20,000	6,240,000
NAV Per Unit/Share as of March 31, 2024	$9.99	$9.99	$9.99
The following table reconciles deficit and redeemable non-controlling interest per our consolidated balance sheet as of March 31, 2024 to our NAV:

Reconciliation of Deficit and Redeemable Non-controlling Interest to NAV	March 31, 2024
Deficit under GAAP	$(2,098,485)
Redeemable non-controlling interest	62,153,012
Total deficit and redeemable non-controlling interest under GAAP	$60,054,527
Adjustments:
Preferred stock and accumulated dividends	(225,500)
Organization, offering costs and operating expenses	2,636,905
Real estate investments, closing costs and straight-line rent	(149,995)
Accumulated depreciation and amortization	36,924
NAV	$62,352,861

The following describes the adjustments to reconcile GAAP deficit and redeemable non-controlling interest per our consolidated balance sheet to our NAV:
•Consistent with our disclosure in the prospectus regarding our NAV calculation, our investments in real estate are initially valued at cost. In the future, as we establish new values for our real estate investment, we will provide information on key assumptions used in the valuation methodology and a sensitivity analysis related thereto. In addition, adjustments made in accordance with GAAP for straight-line adjustments to rental income are excluded from NAV. Costs paid to acquire real estate investments are excluded from the calculation of investments in real estate for NAV.
•The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2025, the first anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2025. For purposes of calculating our NAV, the organization and offering expenses advanced, waived or paid by our Adviser will not be recognized as expenses or as a component of equity and are not reflected in our NAV until we pay our Adviser for these costs. Our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $500 million and (ii) March 19, 2025, the first anniversary of the date on which we broke escrow for the Offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date. These advanced general and administrative expenses are not recognized as expenses or as a component of equity and are not reflected in our NAV until we reimburse the Adviser for these expenses.
•In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities. Such depreciation and amortization is not included for purposes of determining our NAV.
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
As of March 31, 2024 and December 31, 2023, the Adviser had incurred $6,013,033 and $5,470,431, respectively, of organization and offering costs and $1,539,820 and $960,534, respectively, of general and administrative related costs on our behalf.
EQT Exeter Holdings has committed to purchase a total of $200,000,000, or an additional $137,800,000 in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor or their officers and employees. The Sponsor Committed Amount is inclusive of the 6,220,000 Class E units of the Operating Partnership acquired by EQT Exeter Holdings on March 19, 2024 for an aggregate purchase price of $62,200,000, or $10.00 per unit. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) our officers and directors. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to our Adviser or the performance participation allocation to the special limited partner.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents:

Three Months Ended March 31, 2024
Cash flows used in operating activities	$(755)
Cash flows used in investing activities	(60,944,202)
Cash flows provided by financing activities	62,200,000
Net increase in cash and cash equivalents	$1,255,043
Cash flow used in investing activities relates to our acquisition of the Georgetown Property on March 20, 2024. Cash flows provided by financing activities totaled $62,200,000 and related to EQT Exeter Holdings' acquisition on March 19, 2024 of 6,220,000 Class E units of the Operating Partnership at $10.00 per unit.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") involves significant judgments and assumptions about matters that are inherently uncertain. These judgments will affect our reported amounts and our disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. There have been no material changes to our Critical Accounting Policies described in our Annual Report.
Subsequent Event
On April 30, 2024, we declared a distribution of $0.03724 per share for our Class E common stock to stockholders of record as of the close of business on April 30, 2024. These distributions were paid on May 10, 2024 and were paid in cash or reinvested in shares of our common stock for stockholders participating our distribution reinvestment plan.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A "Risk Factors" in our Annual Report.
You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended March 31, 2024 were previously reported.
Use of Proceeds
On August 1, 2023, our Registration Statement on Form S-11 (File No. 333-273163) with respect to the Offering was declared effective under the Securities Act. We commenced the Offering on August 1, 2023 upon retaining EQTE Brokerage LLC, an affiliate of our Adviser, as the dealer manager for the Offering. We are offering on a continuous basis up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. As of March 31, 2024, our Adviser and its affiliates have incurred organization and offering costs on our behalf of approximately $6,013,033. As of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of May 10, 2024, we have not issued or sold any shares in the Offering.
On March 19, 2024, an affiliate of our Sponsor contributed $62,200,000 in exchange for 6,220,000 Class E units our Operating Partnership. We utilized these proceeds to acquire our first real estate investment for $60,932,800 plus closing costs.
Share Repurchases
During the three months ended March 31, 2024, we had not commenced our share repurchase plan and did not repurchase any shares of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, filed March 25, 2024)
3.3	Articles Supplementary of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed March 25, 2024)
3.4	Amended and Restated Bylaws of the Company (incorporated by referenced to Exhibit 3.2 to the Company’s Form 10-Q, filed August 31, 2023)
4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the Company's prospectus, filed April 22, 2024)
10.1
Amended and Restated Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC, dated March 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K, filed March 29, 2024)

10.2
Second Amended and Restated Limited Partnership Agreement of EQT Exeter REIT Operating Partnership, LP dated March 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K, filed March 29, 2024)

10.3	Independent Director Compensation Plan, effective as of January 17, 2024 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K, filed March 29, 2024)
10.4	Subscription Agreement by EQT Exeter Holdings US, Inc., dated March 19, 2024 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K, filed March 29, 2024)
10.5
Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated December 21, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Post-Effective Amendment No. 2 to Form S-11, filed April 16, 2024)

10.6
First Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated January 16, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment No. 2 to Form S-11, filed April 16, 2024)

10.7
Second Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated January 30, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Post-Effective Amendment No. 2 to Form S-11, filed April 16, 2024)

10.8
Third Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated February 12, 2024 (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 2 to Form S-11, filed April 16, 2024)

10.9
Fourth Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated February 19, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Post-Effective Amendment No. 2 to Form S-11, filed April 16, 2024)

10.10
Fifth Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated February 26, 2024 (incorporated by reference to Exhibit 10.15 to the Company’s Post-Effective Amendment No. 2 to Form S-11, filed April 16, 2024)

10.11
Sixth Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated March 5, 2024 (incorporated by reference to Exhibit 10.16 to the Company’s Post-Effective Amendment No. 2 to Form S-11, filed April 16, 2024)

10.12
Seventh Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated March 14, 2024 (incorporated by reference to Exhibit 10.17 to the Company’s Post-Effective Amendment No. 2 to Form S-11, filed April 16, 2024)

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

EQT EXETER REAL ESTATE INCOME TRUST, INC.
May 10, 2024	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (principal executive officer)

May 10, 2024	/s/ J. Peter Lloyd
Date	J. Peter Lloyd Chief Financial Officer and Director (principal financial officer)