Form 10-Q
period 2024-06-30
EQT Exeter Real Estate Income Trust, Inc.
filed 2024-08-14
CIK 1946997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s outstanding shares of common stock, par value $0.01 per share, as of August 14, 2024 was 58,790, all of which were Class E shares.

+PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EQT Exeter Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Investments in real estate, net	$53,412,058	$—
Cash and cash equivalents	2,336,532	405,049
Real estate related intangibles, net	7,159,237	—
Deferred offering costs	5,243,432	—
Other assets	2,600,044	—
Total Assets	$70,751,303	$405,049
Liabilities and (Deficit) Equity
Accounts payable and accrued expenses	$593,551	$—
Due to affiliates	8,553,481	—
Total Liabilities	9,147,032	—

Redeemable non-controlling interest	64,830,771	—

(Deficit) Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable prior to December 31, 2024 at $50 redemption premium per share) issued and outstanding at June 30, 2024 and December 31, 2023, respectively	220,000	220,000
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 authorized and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 authorized and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 authorized and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 authorized and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class A-I Shares, $0.01 par value per share, 50,000,000 authorized and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class A-II Shares, $0.01 par value per share, 50,000,000 authorized and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class E Shares, $0.01 par value per share, 100,000,000 shares authorized and 58,644 shares and 58,500 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (including 38,500 unvested restricted shares)	586	585
Additional paid-in capital	521,688	327,748
Accumulated deficit	(3,968,774)	(143,284)
Total (Deficit) Equity	(3,226,500)	405,049
Total Liabilities, Redeemable non-controlling interest and (Deficit) Equity	$70,751,303	$405,049

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues
Rental revenue	$1,002,556	$—	$1,128,597	$—
	1,002,556	—	1,128,597	—

Expenses
Rental property operating expenses	$56,304	$—	$60,240	$—
General and administrative expenses	612,947	965	2,084,697	965
Organization expenses	—	—	1,186,955	—
Depreciation and amortization	472,470	—	509,394	—
Total Expenses	1,141,721	965	3,841,286	965
Other Income
Interest income	16,263	—	18,220	—
Total other income	16,263	—	18,220	—
Net Loss	$(122,902)	$(965)	$(2,694,469)	$(965)
Dividends to preferred stockholders	(5,500)	(1,344)	(11,000)	(1,344)
Adjust redeemable non-controlling interest to redemption value	(1,207,736)	—	(3,750,913)	—
Net loss attributable to redeemable non-controlling interest	122,509	—	2,637,469	—
Net loss attributable to common stockholders	$(1,213,629)	$(2,309)	$(3,818,913)	$(2,309)
Net loss per share of common stock - basic and diluted	$(60.31)	$(0.12)	$(189.79)	$(0.12)
Weighted-average shares of common stock outstanding - basic and diluted	20,122	20,000	20,122	20,000

There were no operations during the three and six months ended June 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Changes in (Deficit) Equity and Redeemable Non-Controlling Interest
(Unaudited)

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total Equity (Deficit)	Redeemable Non-controlling interest
Balance at January 1, 2024	$220,000	58,500	$585	$327,748	$(143,284)	$405,049	$—
Net loss	—	—	—	—	(56,607)	(56,607)	(2,514,960)
Stock based compensation	—	—	—	96,250	—	96,250	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	62,200,000
Adjust redeemable non-controlling interest to redemption value	—	—	—	—	(2,543,177)	(2,543,177)	2,543,177
Offering costs	—	—	—	—	—	—	(75,205)
Balance at March 31, 2024	$220,000	58,500	$585	$423,998	$(2,743,068)	$(2,098,485)	$62,153,012
Net loss	—	—	—	—	(390)	(390)	(122,509)
Stock based compensation	—	—	—	96,250	—	96,250	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	2,300,000
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(707,468)
Adjust redeemable non-controlling interest to redemption value	—	—	—	—	(1,207,736)	(1,207,736)	1,207,736
Distribution reinvestment	—	144	1	1,440	—	1,441	—
Preferred stock dividend	—	—	—	—	(11,000)	(11,000)	—
Distributions declared on common stock	—	—	—	—	(6,580)	(6,580)	—
Balance at June 30, 2024	$220,000	58,644	$586	$521,688	$(3,968,774)	$(3,226,500)	$64,830,771

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total Equity
Balance at January 1, 2023	$—	20,000	$200	$199,800	$(65)	$199,935
Balance at March 31, 2023	$—	20,000	$200	$199,800	$(65)	$199,935
Net loss	—		—	—	(965)	(965)
Issuance of preferred stock	220,000	—	—	—		220,000
Preferred stock dividend	—	—	—	—	(1,344)	(1,344)
Balance at June 30, 2023	$220,000	20,000	$200	$199,800	$(2,374)	$417,626

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS PROVIDED BY/ (USED IN) OPERATING ACTIVITIES
Net loss	$(2,694,469)	$(965)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	509,394	—
Straight-line rent amortization	(146,605)	—
Non-cash compensation expense	192,500	—
Change in assets and liabilities
Other assets	(130,018)	—
Due to affiliates	3,085,254	—
Accounts payable and accrued expenses	335,446	—
Net cash provided by/(used in) operating activities	1,151,502	(965)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions of real estate	(60,944,202)	—
Net cash used in investing activities	(60,944,202)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from redeemable non-controlling interest	64,500,000	—
Payment of deposit	(2,297,000)	—
Proceeds from issuance of preferred stock	—	220,000
Dividends paid on preferred stock	(11,000)	(1,344)
Distributions paid on common stock	(2,934)	—
Distributions paid on redeemable non-controlling interest	(464,883)	—
Net cash provided by financing activities	61,724,183	218,656
Net increase in cash and cash equivalents	1,931,483	217,691
Cash and cash equivalents at beginning of period	405,049	199,935
Cash and cash equivalents at end of period	$2,336,532	$417,626

Non-cash investing and financing activity
Accrued offering costs due to affiliates	$5,318,637	$—
Other accrued costs due to affiliates	$149,590	$—
Accrued acquisition costs	$13,317	$—
Working capital assumed	$107,579	$—
Distribution reinvestment	$1,439	$—
Distributions accrued and not paid — redeemable non-controlling interest	$242,585	$—
Distributions accrued and not paid — common stock	$2,205	$—

There were no operations during the six months ended June 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 2024. In order to qualify and to maintain qualification as a REIT, the Company will be required to, among other things, distribute as dividends at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to stockholders and meet certain tests regarding the nature of its income and assets.
As of June 30, 2024, the Company owned one industrial property.

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

The accompanying unaudited consolidated financial statements, in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. The accompanying unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2023 as filed with the SEC. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.
There is no comprehensive income (loss) therefore the consolidated statement of comprehensive income (loss) is not presented.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may at times have bank balances in excess of federally insured amounts. As of June 30, 2024, the Company held $1,262,830 of cash equivalents and did not hold any cash equivalents as of December 31, 2023.
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
The fair values of financial instruments, including cash and cash equivalents, accounts receivable and other financial instruments, included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at June 30, 2024 or December 31, 2023.
Investment in Real Estate and Lease Intangibles
Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the operations of acquired properties are included in the Company's results of operations from their respective dates of acquisition. The Company allocates the purchase price to acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) based on their respective fair values at the date of acquisition.
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
Revenue Recognition

The Company's rental revenue consists of base rent and tenant reimbursement income arising from tenant leases at the Company's properties under operating leases. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step-ups or abatements. The Company accounts for base rental revenue (lease component) and common area expense reimbursement (non-lease component) as one lease component under Accounting Standards Codification 842, "Leases". Expenses paid by the lessee directly to a third party on behalf of the Company under triple-net lease arrangements, where the tenant is solely responsible for property-related costs such as real estate taxes, are excluded from non-lease components and from recognition in the Company’s statement of operations. Conversely, tenant reimbursements for non-lease components, such as utilities, insurance, and real estate taxes, are classified within this lease component.
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
Income Taxes
The Company was a taxable corporation for the year ended December 31, 2023. The Company intends to make an election to be taxed and to operate in a manner that will allow it to qualify as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ending December 31, 2024. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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

As of June 30, 2024 and December 31, 2023, the Adviser and its affiliates have incurred organization and offering costs on the Company’s behalf of $6,505,592 and $5,470,431, respectively, in the Offering and in private offerings.

As of June 30, 2024, the Company has $5,243,432 of deferred offering costs on its consolidated balance sheet. These costs will be charged to equity as shares are sold in the offerings.
Operating Expenses
The Adviser will advance, on behalf of the Company, certain of the Company's general and administrative expenses through the earlier of (i) the first date that the aggregate net asset value ("NAV") of the Company's outstanding shares of common stock, along with EQRT OP units held by parties other than the Company, reaches $500 million and (ii) March 19, 2025, which is the first anniversary of the date the Company broke escrow for the Offering, at which point the Company will reimburse the Adviser for all such advanced general and administrative expenses ratably over the 60 months following such date. As of June 30, 2024 and December 31, 2023, the Adviser has advanced $2,038,165 and $960,534, respectively, for such costs.
Share Based Payments
The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.
Net Loss per Share of Common Stock
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and six months ended June 30, 2024, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.
3. Investment in Real Estate
Investment in real estate, net, consisted of the following:

June 30, 2024
Building and building improvements	$31,895,302
Land and land improvements	21,795,966
Total	53,691,268
Accumulated depreciation	(279,210)
Investment in real estate, net	$53,412,058

Acquisitions

On March 20, 2024, the Company, through an indirect subsidiary, acquired a manufacturing and distribution warehouse facility in Georgetown, Texas (the "Georgetown Property"). The following table summarizes the purchase price allocation:

Building and building improvements	$31,895,302
Land and land improvements	21,795,966
In-place lease intangibles	2,364,599
Tenant origination costs	5,009,231
Total purchase price	$61,065,098
Working capital assumed	(107,579)
Unpaid acquisition costs	(13,317)
Net purchase price	$60,944,202

There were no acquisitions during the three months ended June 30, 2024.
4. Intangibles
The Company did not have any intangibles as of December 31, 2023. The gross carrying amount and accumulated amortization of the Company's real estate related intangible assets consisted of the following as of June 30, 2024:

June 30, 2024
Intangible assets:
In-place lease intangibles	$2,364,599
Tenant origination costs	5,009,231
7,373,830
Accumulated amortization:
In-place lease intangibles	(68,814)
Tenant origination costs	(145,779)
Total real estate intangible assets, net	$7,159,237

The intangibles assets associated with the property are amortized over the remaining lease term. As a result, the Company's real estate-related intangibles have a weighted average amortization period of approximately 9.4 years remaining.

The estimated future amortization of the Company's real estate related intangibles for each of the next five years and thereafter as of June 30, 2024, is as follows:

	In-Place Lease Intangibles	Tenant Origination Costs	Total
2024 (remaining)	$121,901	$258,236	$380,137
2025	243,800	516,473	760,273
2026	243,800	516,473	760,273
2027	243,800	516,473	760,273
2028	243,800	516,473	760,273
2029	243,800	516,473	760,273
Thereafter	954,884	2,022,851	2,977,735
	$2,295,785	$4,863,452	$7,159,237

5. Other Assets
The following table details the components of the Company's other assets at June 30, 2024:

June 30, 2024
Receivables	$169,045
Prepaid expenses	87,286
Other (1)	2,343,713
Total - Other Assets	$2,600,044

(1) Included in other assets is a $2.30 million deposit with a financial institution that is refundable at June 30, 2024 based on the terms of the loan application.
6. Related Party Transactions
The following table presents the details of due to affiliates:

June 30, 2024
Due to the Adviser
Advanced organization and offering costs	$6,505,592
Advanced general and administrative expenses	2,038,165
8,543,757
Due to Exeter Property Group Advisors, LLC
Property management fee	9,724
Total	$8,553,481

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
In addition, EQTE Brokerage LLC, (the “Dealer Manager”), an affiliate of the Adviser, serves as the dealer manager for the Offering. The Dealer Manager registered as a broker dealer with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) on May 16, 2023. The Company entered into an agreement (the “Dealer Manager Agreement”)

with the Dealer Manager in connection with the Offering on August 1, 2023. The Dealer Manager also serves as the dealer manager for the Company’s private offerings of Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

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
The Company expects to retain an affiliate of the Adviser to provide property management and leasing services for most, if not all, of the properties the Company acquires. In connection with the acquisition of the Georgetown Property, on March 20, 2024, the Company, through an indirect subsidiary, entered into a property management agreement with Exeter Property Group Advisors, LLC (the “Property Manager”), an affiliate of the Adviser (the “Property Management Agreement”). The Property Management Agreement has a term through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreement, the Company will pay the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. The Company will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. The Company will reimburse the Property Manager for all reasonable and actual expenditures. During the six months ended June 30, 2024, the Company accrued $9,724 of property management fees due to the Property Manager.
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

In addition, see Note 9, "Equity and Redeemable Non-controlling Interest", for information regarding investments in the Company or EQRT OP by the Adviser, an affiliate of the Sponsor and eight officers and employees of the Adviser and its affiliates.
7. Leases
The Company's rental revenue consists of rent earned from the operating lease at the Company's industrial property. The lease includes a fixed base rent, subject to annual step-ups and a variable component. The variable component of the

Company's operating lease consists of reimbursement of operating expenses such as insurance and common area maintenance costs.
The following table summarizes the fixed and variable components of the Company's operating lease for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Fixed lease payments	$952,129	$1,074,984
Variable lease payments	50,427	53,613
Total rental revenue	$1,002,556	$1,128,597

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial property as of June 30, 2024:

Year	Future Minimum Rents
2024 (remaining)	$1,679,413
2025	3,416,530
2026	3,518,074
2027	3,624,115
2028	3,732,029
2029	3,842,566
Thereafter	16,197,978
$36,010,705

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
As of June 30, 2024 and December 31, 2023, the Company was authorized to issue up to 2,200,000,000 and 2,100,000,000 shares of common stock, par value $0.01 per share, respectively, and up to 100,000,000 shares of preferred stock, par value $0.01 per share, respectively. Of the 100,000,000 shares of preferred stock authorized as of June 30, 2024 and December 31, 2023, 220 shares were issued and classified as Class A shares.
As of June 30, 2024 and December 31, 2023, the Company had the following classes of common stock authorized, issued and outstanding:

		June 30, 2024		December 31, 2023
Classification	Par Value Per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class A-I Shares	$0.01	50,000,000	—	—	—
Class A-II Shares	$0.01	50,000,000	—	—	—
Class T Shares	$0.01	500,000,000	—	500,000,000	—
Class S Shares	$0.01	500,000,000	—	500,000,000	—
Class D Shares	$0.01	500,000,000	—	500,000,000	—
Class I Shares	$0.01	500,000,000	—	500,000,000	—
Class E Shares (1)	$0.01	100,000,000	58,644	100,000,000	58,500
Total		2,200,000,000	58,644	2,100,000,000	58,500

(1)    Included in Class E shares issued and outstanding is an aggregate of 38,500 unvested restricted shares of Class E common stock, $0.01 par value per share, with a grant date fair value of $10.00 per share that the Company issued to its four independent directors as compensation for their services pursuant to the Company’s independent director compensation plan on September 1, 2023. See "Share Based Compensation" below for details.
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
The Company is conducting private offerings of its Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act. These private offerings are being conducted pursuant to Regulation D and other applicable exemptions. The purchase price per share for each class of common stock in the private offerings will vary and will generally equal the Company's prior month's NAV per share, as determined monthly.
EQT Exeter Holdings has committed to purchase $200,000,000 in Class E shares of the Company’s common stock or Class E units of EQRT OP, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. The Sponsor Committed Amount is inclusive of (a) the 6,220,000 Class E units of EQRT OP acquired by EQT Exeter Holdings on March 19, 2024 for an aggregate purchase price of $62,200,000, and (b) the 230,000 Class E units of EQRT OP acquired by EQT Exeter Holdings on June 11, 2024 for an aggregate purchase price of $2,300,000.
Class E shares and Class E units are not available for purchase in the Offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) the Company’s officers and directors. During the escrow period, the per share purchase price for Class E shares and Class E units was $10.00 per share or unit. After the close of the escrow period, Class E shares and Class E units are sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to the Adviser or the performance participation allocation to the Special Limited Partner.

In 2022, the Company was capitalized with a $200,000 investment by the Adviser in exchange for the issuance of 20,000 shares of the Company’s common stock. The Adviser may not sell, transfer or dispose of these 20,000 shares to any party other than an affiliate of the Adviser while the Sponsor or any affiliate serves as the sponsor to the Company.
Distributions

Distributions are authorized at the discretion of the Company's board of directors, in accordance with its earnings, cash flows and general financial condition. The Company generally intends to distribute substantially all of its REIT taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.

The following table details the aggregate distributions declared on the Company’s shares of Class E common stock, which was the only class of the Company’s common stock outstanding, during the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Class E	Class E
Aggregate distributions declared per share of common stock	$0.11235	$0.11235

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

During the three and six months ended June 30, 2024, the Company's board of directors declared a total of $11,000 of cumulative dividends on the Class A preferred shares. During the three and six months ended June 30, 2023, the Company's board of directors declared a total of $1,344 of cumulative dividends on the Class A preferred shares.
Share Based Compensation
The Company's board of directors approved the EQT Exeter Real Estate Income Trust, Inc. Independent Director Compensation Plan (the "Director Compensation Plan"), pursuant to which, up to 500,000 shares of the Company's Class E common stock are available for issuance. On September 1, 2023, the Company issued an aggregate of 38,500 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan. The restricted shares of Class E common stock will vest (i) on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.” During the three and six months ended June 30, 2024, the Company recorded $96,250 and $192,500 of restricted stock amortization in general and administrative expenses in the consolidated statement of operations. There was no restricted stock amortization for the three and six months ended

June 30, 2023. The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the six months ended June 30, 2024:

For the Six Months Ended June 30, 2024			As of June 30, 2024
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2023	38,500	$10.00	2 months	$64,167
Granted	—
Forfeited	—
Vested	—
Unvested restricted shares, end of period	38,500
Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders in the Offering (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors, and clients of certain selected dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s common stock unless they elect to receive their distributions in cash. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors in the Offering, and clients of certain selected dealers that do not permit automatic enrollment in the Company’s distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. Investors in Class A-I and Class A-II common stock who purchase shares in private offerings will have their cash distributions automatically reinvested in additional shares of the Company's common stock unless they elect to receive their distributions in cash. The purchase price for shares purchased under the distribution reinvestment plan will be equal to the most recently disclosed transaction price for such shares at the time of the record date for the distribution. Investors in Class E common stock may also elect to have their cash distributions reinvested in additional shares of the Company’s common stock. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares under the distribution reinvestment plan; however, all outstanding Class T, Class S and Class D shares, including those purchased under the distribution reinvestment plan, will be subject to ongoing distribution fees.
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
Redeemable non-controlling interest
As of June 30, 2024, EQRT OP had issued 6,450,000 Class E units to EQT Exeter Holdings for aggregate consideration of $64,500,000. The Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company's consolidated balance sheet. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such EQRT OP units at the end of each measurement period.
The following table details the redeemable non-controlling interest activity related to these units for the six months ended June 30, 2024:

Balance, March 31, 2024	$62,153,012
Contributions	2,300,000
Distributions	(707,468)
Net loss allocation	(122,509)
Adjustment to redemption value	1,207,736
Balance, June 30, 2024	$64,830,771

10. Commitments and Contingencies
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
Acquisitions and Financing

On August 14, 2024, the Company, through an indirect subsidiary (the “Middletown Buyer”), acquired a 1,219,021 square foot bulk distribution warehouse facility on approximately 196.3 acres of land in Middletown, Pennsylvania (the “Middletown Property”). The purchase price of the Middletown Property was $170.50 million, exclusive of closing costs.

On August 14, 2024, in connection with the Company’s acquisition of the Middletown Property, the Company, through the Middletown Buyer, entered into a seven-and-a-half-year mortgage loan with New York Life, an unaffiliated lender, for borrowings of $85.25 million secured by the Middletown Property (the “Middletown Mortgage Loan”). Approximately $79.76 million of the Middletown Mortgage Loan was funded at closing. Approximately $5.49 million is held in an escrow account and will be available for funding upon completion of certain tenant improvements at the Middletown Property and subject to the terms and conditions of the loan agreement. The Middletown Mortgage Loan bears interest at a fixed rate of 5.35%. Monthly payments are interest only throughout the full term of the Middletown Mortgage Loan which matures on March 1, 2032. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity.

Distributions

On July 31, 2024, the Company declared a distribution of $0.03769 per share for its Class E common stock and $0.03769 per unit for the Class E units of EQRT OP for stockholders and unitholders, respectively, as of the close of business on July 31, 2024. These distributions were paid on August 12, 2024 and were paid in cash or reinvested in shares of the Company's common stock for stockholders participating in the Company's distribution reinvestment plan.

Capital Raising

On July 29, 2024, EQT Exeter Holdings purchased 139,303.4826 Class E units from EQRT OP at a price per unit of $10.05, for an aggregate purchase price of $1,400,000.

On August 9, 2024, EQT Exeter Holdings purchased 9,074,626.8660 Class E units from EQRT OP at a price per unit of $10.05, for an aggregate purchase price of $91,200,000.

The above purchases were part of EQT Exeter Holdings' total committed amount of $200,000,000 of Class E shares of the Company's common stock or Class E units of EQRT OP, or a combination thereof. The remaining commitment at August 14, 2024 was $42,900,000. For more information regarding the Sponsor Committed Amount, see Note 9, "Equity and Redeemable Non-controlling Interest".

Advisory Agreement Renewal

On July 31, 2024, the Company, EQRT OP and the Adviser entered into a Renewal Agreement of Amended and Restated Advisory Agreement (the “Renewal Agreement”) to renew the Amended and Restated Advisory Agreement dated March 19, 2024 (the “Advisory Agreement”). Per the terms of the Advisory Agreement, the Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company, EQRT OP and the Adviser. The Renewal Agreement extends the term of the Advisory Agreement through July 31, 2025. Other than the one-year extension of the term, there were no changes to the terms of the Advisory Agreement.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 29, 2024 (the "Annual Report") and in supplement no. 3 dated July 15, 2024 (“Supplement No. 3”) to our prospectus dated April 19, 2024, filed with the SEC, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document and our other filings with the SEC. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
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
From September 2, 2022 (date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock. We have registered with the SEC an offering of up to $5,000,000,000 in shares of common stock (the "Offering"), consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Exeter Holdings US, Inc. (“EQT Exeter Holdings”) for an aggregate purchase price of $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. On June 11, 2024, the Operating Partnership issued an additional 230,000 Class E units to EQT Exeter Holdings for an aggregate purchase price of $2,300,000, or $10.00 per unit. As of August 14, 2024, we have not issued or sold any shares in the Offering.
We also intend to conduct private offerings of Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended. These private offerings will be conducted pursuant to Regulation D and other applicable exemptions.

On March 20, 2024, we acquired our first real estate investment, a 449,642 square foot light manufacturing and distribution warehouse facility on approximately 55 acres of land in Georgetown, Texas (the “Georgetown Property”). The Georgetown Property, constructed in 2023, is 100% leased to a single tenant. The purchase price of the Georgetown Property was approximately $60.9 million, exclusive of closing costs. We funded the acquisition of the Georgetown Property with proceeds from the initial sale of Class E units of the Operating Partnership to EQT Exeter Holdings. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we acquire such assets. Subsequent to June 30, 2024, we, through an indirect subsidiary, acquired one industrial property. See Part II, Item 5 “Other Information” of this quarterly report on Form 10-Q.
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
Results of Operations

From September 2, 2022 (date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock and we had not commenced principal operations. As such, comparative results for the three and six months ended June 30, 2023 have not been presented.

Rental revenue

For the three and six months ended June 30, 2024, we earned $1,002,556 and $1,128,597 of rental income from our real estate investment, respectively.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investment. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. During the three and six months ended June 30, 2024, rental property operating expenses were $56,304 and $60,240, respectively.

General and administrative expenses and organization expenses

For the three months ended June 30, 2024, we recorded $612,947 of general and administrative expenses and no organization expenses. For the six months ended June 30, 2024, we recorded $2,084,697 of general and administrative expenses and $1,186,955 of organization expenses We do not expect to incur additional material organization costs in the future as our formation is complete and we have commenced principal operations. For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Depreciation and amortization

Depreciation and amortization expenses are mostly impacted by the fair values assigned to buildings and buildings improvements, land improvements, in-place lease intangibles and tenant origination costs as part of the initial purchase price allocation. During the three and six months ended June 30, 2024, we recorded $472,470 and $509,394 in depreciation and amortization expenses, respectively.

Interest income

For the three and six months ended June 30, 2024, we recorded $16,263 and $18,220 of interest income, respectively, which consisted of interest earned from a short-term investments account.

Adjustment to redeemable non-controlling interest to redemption value
As of June 30, 2024, the Operating Partnership issued 6,450,000 Class E units to EQT Exeter Holdings for aggregate consideration of $64,500,000. We have classified these Class E units as redeemable non-controlling interests in mezzanine equity on our Consolidated Balance Sheet. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.
For the three and six months ended June 30, 2024, we recorded $1,207,736 and $3,750,913 as an adjustment to the redeemable non-controlling interest to record it as its redemption value, respectively.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The purchase price per share for each class of our common stock will generally be equal to our prior month's NAV per share for the applicable share class, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including class-specific accruals, as described in our valuation guidelines. Our Adviser is ultimately responsible for the determination of our monthly NAV. For more information regarding the calculation of our NAV per share of each class and how our properties and real estate related securities will be valued, see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus, as amended and supplemented.
Our total NAV presented in the following tables includes the NAV of Class E shares of our common stock as well as Class E units of our Operating Partnership held by an affiliate of our Sponsor. The following table provides a breakdown of the major components of our total NAV as of June 30, 2024 ($ and units/shares in thousands):

Components of NAV	June 30, 2024
Investments in real estate	$61,200
Cash and cash equivalents	2,337
Other assets	2,319
Other liabilities	(603)
Preferred stock	(220)
Net asset value	$65,033
Number of outstanding shares/units	6,470
The following table sets forth our total NAV and NAV per unit/share by class as of June 30, 2024 ($ and units/shares in thousands, except per unit/share data):

NAV Per Unit/Share	Class E Units	Class E Shares	Total
Net asset value	$64,831	$202	$65,033
Number of outstanding units/shares	6,450	20	6,470
NAV per unit/share as of June 30, 2024	$10.05	$10.05	$10.05

The valuation of our real property as of June 30, 2024 was provided by Altus Group U.S. Inc., our Independent Valuation Advisor, in accordance with our valuation guidelines. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.25%	5.75%

A change in these assumptions would impact the calculation of the value of our real property. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on the value of real property:

Input	Hypothetical Change	Industrial Property Value
Discount Rate	0.25% decrease	2.00%
	0.25% increase	(1.80)%
Exit Capitalization Rate	0.25% decrease	2.80%
	0.25% increase	(2.50)%

The following table reconciles deficit and redeemable non-controlling interest per our consolidated balance sheet as of June 30, 2024 to our NAV ($ shown in thousands):

Reconciliation of Deficit and Redeemable Non-controlling Interest to NAV	June 30, 2024
Deficit under GAAP	$(3,227)
Redeemable non-controlling interest	64,831
Total deficit and redeemable non-controlling interest under GAAP	$61,604
Adjustments:
Preferred stock and accumulated dividends	(229)
Organization, offering costs and operating expenses	3,028
Real estate investments, closing costs and straight-line rent	121
Accumulated depreciation and amortization	509
NAV	$65,033

The following describes the adjustments to reconcile GAAP deficit and redeemable non-controlling interest per our consolidated balance sheet to our NAV:
•Our investment in real estate is presented at historical cost in our GAAP consolidated financial statements. As such, any changes in the fair values of our investment in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value. In addition, adjustments made in accordance with GAAP for straight-line adjustments to rental income are excluded from NAV. Costs paid to acquire real estate investments are excluded from the calculation of investments in real estate for NAV.
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

As of June 30, 2024 and December 31, 2023, the Adviser had incurred $6,505,592 and $5,470,431, respectively, of organization and offering costs and $2,038,165 and $960,534, respectively, of general and administrative related costs on our behalf.

EQT Exeter Holdings has committed to purchase a total of $200,000,000 in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor or their officers and employees. The Sponsor Committed Amount is inclusive of (a) the 6,220,000 Class E units of our Operating Partnership acquired by EQT Exeter Holdings on March 19, 2024 for an aggregate purchase price of $62,200,000 and (b) the 230,000 Class E units of our Operating Partnership acquired by EQT Exeter Holdings on June 11, 2024 for an aggregate purchase price of $2,300,000. Subsequent to June 30, 2024, EQT Exeter Holdings acquired an additional 9,213,930.3486 Class E units for an aggregate purchase price of $92,600,000 in connection with the Sponsor Committed Amount. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) our officers and directors. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to our Adviser or the performance participation allocation to the special limited partner.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2024. In order to qualify and maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. No assurances can be provided regarding our qualification as a REIT.
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
Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Subsequent to June 30, 2024, we, through an indirect subsidiary, entered into one mortgage loan. See Part II, Item 5 “Other Information” of this quarterly report on Form 10-Q.

Distributions

Distributions are authorized at the discretion of our board of directors, in accordance with our earnings, cash flows and general financial condition. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flows which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform.

The following table summarizes distributions paid on our shares of common stock, shares of Class A preferred stock and Class E units of our Operating Partnership held by an affiliate of our Sponsor during the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Distribution
Paid in cash	$467,817	97.4%	$467,817	97.4%
Reinvested in shares	1,439	0.3%	1,439	0.3%
Dividends to preferred stockholders	11,000	2.3%	11,000	2.3%
Total distributions	$480,256	100.0%	$480,256	100.0%
Source of Distributions
Paid from cash flows from operating activities	$480,256	100.0%	$480,256	100.0%
Total sources of distributions	$480,256	100.0%	$480,256	100.0%
Net cash provided by operating activities	$1,152,257		$1,151,502

For the six months ended June 30, 2024, our net loss was $2.69 million.

In addition to the distributions paid during the three and six months ended June 30, 2024 shown above, we declared a distribution of $0.03761 per share for our Class E common stock to stockholders of record as of the close of business on June 30, 2024 and a distribution of $0.03761 per unit for Class E units of our Operating Partnership to limited partners as of the close of business on June 30, 2024.These distributions were paid on July 9, 2024.

Such amounts are recorded in accounts payable and accrued expenses on the Consolidated Balance Sheets as of June 30, 2024.

Fees and Expenses Payable to Our Adviser and its Affiliates

The table below provides information regarding fees and expenses payable to our Adviser and its affiliates in connection with our offerings and our operations. The table includes amounts incurred for the six months ended June 30, 2024 and related amounts payable.

	Six Months Ended June 30, 2024
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$6,505,592	$6,505,592
Operational
Advanced general and administrative expenses (2)	2,038,165	2,038,165
Acquisition Related (3)	1,603,602	13,317
Property management fee	9,724	9,724
Total	$10,157,083	$8,566,798

(1) Our Adviser has agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2025, the first anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2025.

(2) Our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $500 million and (ii) March 19, 2025, the first anniversary of the date on which we broke escrow for the Offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.

(3) In connection with our acquisition of the Georgetown Property, on March 20, 2024, our Adviser assigned the purchase and sale agreement for the property to our indirect subsidiary for $1,500,000, which was the amount of the deposit under the purchase and sale agreement. Our Adviser also advanced $103,602 of closing costs on our behalf for this acquisition. We repaid our Adviser for the deposit and most of the advanced closing costs on March 20, 2024. As of June 30, 2024, we have $13,317 of advanced closing costs remaining unpaid to the Adviser.

We do not reimburse our Adviser or its affiliates for the salaries or benefits of our named executive officers.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents:

Six Months Ended June 30, 2024
Cash flows provided by operating activities	$1,151,502
Cash flows used in investing activities	(60,944,202)
Cash flows provided by financing activities	61,724,183
Net increase in cash and cash equivalents	$1,931,483

Cash flows provided by operating activities were $1.15 million and were primarily attributable to rental payments received from our real estate investment.

Cash flows used in investing activities relate to our acquisition of the Georgetown Property on March 20, 2024.

Cash flows provided by financing activities relate to EQT Exeter Holdings' acquisitions of $64.50 million of Class E units of the Operating Partnership during the six months ended June 30, 2024, partially offset by (i) a total of $0.48 million of distribution payments made on common stock, Class E units of our Operating Partnership and preferred stock during the six months ended June 30, 2024 and (ii) a $2.30 million deposit paid to a financial institution during the six months ended June 30, 2024.

Contractual Obligations and Commitments

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2024.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Advanced organization and offering costs(1)	$2,038,165	$135,901	$1,222,884	$679,380	$—
Advanced general and administrative expenses(1)	6,562,064	490,152	3,903,372	2,168,540	—
Total	$8,600,229	$626,053	$5,126,256	$2,847,920	$—

(1) For the terms of reimbursement of advanced organization and offering costs and general and administrative expenses see above under “Fees and Expenses Payable to Our Adviser and its Affiliates.” For purposes of this table we have assumed that advanced general and administrative expenses will be reimbursed ratably over the 60 months following March 19, 2025.

Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Subsequent Events

Acquisitions and Financing

On August 14, 2024, we, through an indirect subsidiary (the “Middletown Buyer”), acquired a 1,219,021 square foot bulk distribution warehouse facility on approximately 196.3 acres of land in Middletown, Pennsylvania (the “Middletown Property”). The purchase price of the Middletown Property was $170.50 million, exclusive of closing costs.

On August 14, 2024, in connection with our acquisition of the Middletown Property, we, through the Middletown Buyer, entered into a seven-and-a-half-year secured mortgage loan with New York Life, an unaffiliated lender, for borrowings of $85.25 million secured by the Middletown Property (the “Middletown Mortgage Loan”). Approximately $79.76 million of the Middletown Mortgage Loan was funded at closing. Approximately $5.49 million is held in an escrow account and will be available for funding upon completion of certain tenant improvements at the Middletown Property and subject to the terms and conditions of the loan agreement. The Middletown Mortgage Loan bears interest at a fixed rate of 5.35%. Monthly payments are interest only throughout the full term of the Middletown Mortgage Loan which matures on March 1, 2032. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity.

Distributions

On July 31, 2024, we declared a distribution of $0.03769 per share for our Class E common stock and $0.03769 per unit for the Class E units of our Operating Partnership for stockholders and unitholders, respectively, as of the close of business on July 31, 2024. These distributions were paid on August 12, 2024 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan.

Capital Raising

On July 29, 2024, EQT Exeter Holdings purchased 139,303.4826 Class E units from the Operating Partnership at a price per unit of $10.05, for an aggregate purchase price of $1,400,000.

On August 9, 2024, EQT Exeter Holdings purchased 9,074,626.8660 Class E units from the Operating Partnership at a price per unit of $10.05, for an aggregate purchase price of $91,200,000.

The above purchases were part of EQT Exeter Holdings' total committed amount of $200,000,000 of Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof. The remaining commitment at August 14, 2024 was $42,900,000. For more information regarding the Sponsor Committed Amount, see "Liquidity and Capital Resources".

Renewal of Advisory Agreement

On July 31, 2024, we, the Operating Partnership and the Adviser entered into a Renewal Agreement of Amended and Restated Advisory Agreement (the “Renewal Agreement”) to renew the Amended and Restated Advisory Agreement dated March 19, 2024 (the “Advisory Agreement”). Per the terms of the Advisory Agreement, the Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of us, the Operating Partnership and the Adviser. The Renewal Agreement extends the term of the Advisory Agreement through July 31, 2025. Other than the one-year extension of the term, there were no changes to the terms of the Advisory Agreement.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A "Risk Factors" in our Annual Report, other than those disclosed in supplement no. 3 dated July 15, 2024 (“Supplement No. 3”) to our prospectus dated April 19, 2024, filed with the SEC.

You should carefully consider the risk factors set forth in the Annual Report and in Supplement No. 3 and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three and six months ended June 30, 2024 were previously reported.
Use of Proceeds
On August 1, 2023, our Registration Statement on Form S-11 (File No. 333-273163) with respect to the Offering was declared effective under the Securities Act. We commenced the Offering on August 1, 2023 upon retaining EQTE Brokerage LLC, an affiliate of our Adviser, as the dealer manager for the Offering. We are offering on a continuous basis up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. As of June 30, 2024, our Adviser and its affiliates have incurred on our behalf $6,127,894 of organization and offering costs in connection with the Offering. As of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we have not issued or sold any shares in the Offering.

On March 19, 2024, an affiliate of our Sponsor contributed $62,200,000 in exchange for 6,220,000 Class E units our Operating Partnership. We utilized these proceeds to acquire our first real estate investment for $60,932,800 plus closing costs. On June 11, 2024, an affiliate of our Sponsor contributed $2,300,000 in exchange for 230,000 Class E units our Operating Partnership. We utilized these proceeds for a deposit with a financial institution. In addition, see Part II, Item 5 “Other Information” of this quarterly report on Form 10-Q.
Share Repurchases

During the three months ended June 30, 2024, we did not repurchase any shares of our common stock pursuant to our share repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Acquisition of Middletown Property

On August 14, 2024, we, through an indirect subsidiary (the “Middletown Buyer”), acquired a 1,219,021 square foot bulk distribution warehouse facility on approximately 196.3 acres of land in Middletown, Pennsylvania (the “Middletown Property”). Construction was completed on the Middletown Property in 2023, and the Middletown Property is 100% leased to a single tenant. On July 19, 2024, our Adviser entered into a purchase and sale agreement (as subsequently amended) with C5LC At Middletown, LLC (“Middletown Seller”), an affiliate of Core5 Industrial Partners, to acquire the Middletown Property. On August 14, 2024, the Adviser assigned the purchase and sale agreement to the Middletown Buyer for $4.00 million, which was the amount of the deposit under the purchase and sale agreement. The Middletown Seller is not affiliated with us or our Adviser.

The purchase price of the Middletown Property was $170.50 million, exclusive of closing costs. We funded the acquisition of the Middletown Property with proceeds from the Middletown Mortgage Loan (defined below) and from the sale of Class E units of our Operating Partnership to EQT Exeter Holdings, an affiliate of our Sponsor.

Middletown Property Management Agreement

In connection with the acquisition of the Middletown Property, on August 14, 2024, we, through the Middletown Buyer, entered into a property management agreement (the “Property Management Agreement”) with Exeter Property Group Advisors, LLC (the “Property Manager”), an affiliate of our Adviser. The Property Management Agreement has a term through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either the Property Manager or the Middletown Buyer, by one party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreement, we will pay the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. We will also pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. We will reimburse the Property Manager for all reasonable and actual expenditures.

Middletown Mortgage Loan

In connection with the acquisition of the Middletown Property, on August 14, 2024, we, through the Middletown Buyer, entered into a seven-and-a-half-year mortgage loan with New York Life, an unaffiliated lender, for borrowings of $85.25 million secured by the Middletown Property (the “Middletown Mortgage Loan”). Approximately $79.76 million of the Middletown Mortgage Loan was funded at closing. Approximately $5.49 million is held in an escrow account and will be available for funding upon completion of certain tenant improvements at the Middletown Property and subject to the terms and conditions of the loan agreement. The Middletown Mortgage Loan bears interest at a fixed rate of 5.35%. Monthly payments are interest only throughout the full term of the Middletown Mortgage Loan and the Middletown Mortgage Loan matures on March 1, 2032. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity.

Prepayment is permitted after a 24-month period and provided a prepayment premium is paid. The prepayment premium is based on the greater of (i) 1% of the principal being repaid or (ii) discounted yield maintenance, discounted at the US Treasury rate plus 35 basis points. No prepayment premium is required for the last four months of the term. The Middletown Mortgage Loan is fully recourse to the Middletown Buyer. Our Operating Partnership is the limited guarantor under the Middletown Mortgage Loan and shall be liable for interest payments under Middletown Mortgage Loan during the tenant's free rent period (which ends on October 1, 2024) and standard non-recourse exceptions with respect to bankruptcy related matters only.

Unregistered Sales of Equity Securities

On August 12, 2024, we issued 73.0060 shares of Class E common stock at a price per share of $10.05 to two of our independent directors, for an aggregate purchase price of $734. The shares issued to our independent directors pursuant to our distribution reinvestment plan were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to the subscription agreement entered into on March 19, 2024, between us and EQT Exeter Holdings, an affiliate of our sponsor, as previously disclosed on our Current Report on Form 8-K filed on March 25, 2024, EQT Exeter Holdings purchased 9,074,626.8660 Class E units from the Operating Partnership at a price per unit of $10.05, for an aggregate purchase price of $91,200,000, on August 9, 2024. The offer and sale of Class E units to EQT Exeter Holdings is exempt from registration under Section 4(a)(2) of the Securities Act in light of EQT Exeter Holdings’ status as an institutional accredited investor and its access to information concerning our and the Operating Partnership’s operations and the terms and conditions of their investments.

Appointment of Officer

On August 12, 2024, our board of directors appointed Yangyang Nezin as our Controller and Treasurer (Principal Accounting Officer), replacing J. Peter Lloyd who served as Principal Accounting Officer on an interim basis. Mr. Lloyd continues to serve as our Chief Financial Officer and as one of our directors.

Ms. Nezin, age 32, is Non-Traded REIT Controller and Treasurer for our Adviser and is primarily responsible for managing the financial reporting and overall accounting responsibilities for our Adviser’s non-traded REIT initiatives, a position she has held since June 2024. Prior to joining our Adviser, Ms. Nezin was the Controller from September 2023 to June 2024; Assistant Controller from February 2021 to September 2023 and a Senior Accountant from June 2020 to February 2021, at Garrison Investment Group LP, where she managed comprehensive fund reporting processes for private equity funds and co-investments, capital calls and distributions, and prepared all annual financial statements that were subject to audit. Prior to joining Garrison Investment Group LP, Ms. Nezin was a Finance Associate at Benefit Street Partners, an asset management firm, from July 2018 to January 2020, where she created quarterly NAV packages and assisted in SEC filings for Benefit Street Partner’s non-traded REIT. From September 2016 to July 2018, Ms. Nezin was a member of the real estate audit team at Ernst & Young LLP. Ms. Nezin began her career in June 2014 as an accountant at Two Sigma Investments, a New York City-based hedge fund. Ms. Nezin is a Certified Public Accountant and holds a BBA and an MS in Accounting from Baruch College, City University of New York.

Ms. Nezin has no family relationships that would require disclosure under Item 401(d) of Regulation S-K, and there was no arrangement or understanding between Ms. Nezin and any other person pursuant to which she was selected as an officer. On August 12, 2024, Ms. Nezin entered into an indemnification agreement with us. Ms. Nezin’s indemnification agreement is in substantially the same form as those we have entered into with each of our directors and executive officers.

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

EQT EXETER REAL ESTATE INCOME TRUST, INC.
August 14, 2024	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (Principal Executive Officer)

August 14, 2024	/s/ J. Peter Lloyd
Date	J. Peter Lloyd Chief Financial Officer and Director (Principal Financial Officer)