Form 10-Q
period 2024-09-30
EQT Exeter Real Estate Income Trust, Inc.
filed 2024-11-14
CIK 1946997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2024, the registrant had the following shares of common stock outstanding: 107,124 shares of Class I common stock, 993,065 shares of Class A-I common stock and 97,310 shares of Class E common stock. There were no shares of Class T common stock, Class S common stock, Class D common stock and Class A-II common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1

	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	2

	Consolidated Statements of Changes in (Deficit) Equity and Redeemable Non-Controlling Interest (unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	3

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2024 and 2023	4

	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4.	CONTROLS AND PROCEDURES	33

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 1A.	RISK FACTORS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4.	MINE SAFETY DISCLOSURES	35

ITEM 5.	OTHER INFORMATION	35

ITEM 6.	EXHIBITS	36

SIGNATURES		39

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EQT Exeter Real Estate Income Trust, Inc.
Consolidated Balance Sheets

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Investments in real estate, net	$266,883,331	$—
Cash and cash equivalents	44,152,679	405,049
Restricted cash	14,522,215	—
Real estate related intangibles, net	24,320,203	—
Deferred offering expenses	5,040,990	—
Other assets	4,092,065	—
Total Assets	$359,011,483	$405,049
Liabilities and (Deficit) Equity
Mortgage notes, net	$153,222,910	$—
Accounts payable and accrued expenses	3,323,673	—
Due to affiliates	9,608,799	—
Total Liabilities	166,155,382	—

Redeemable non-controlling interest	196,388,009	—

(Deficit) Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable prior to December 31, 2024 at $50 redemption premium per share) issued and outstanding at September 30, 2024 and December 31, 2023, respectively	220,000	220,000
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 authorized and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 authorized and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 authorized and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 authorized and 52,032 shares and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	520	—
Common stock - Class A-I Shares, $0.01 par value per share, 50,000,000 and 0 shares authorized and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class A-II Shares, $0.01 par value per share, 50,000,000 and 0 shares authorized and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class E Shares, $0.01 par value per share, 100,000,000 shares authorized and 97,019 shares and 58,500 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (including 38,156 unvested restricted shares)	971	585
Additional paid-in capital	619,757	327,748
Accumulated deficit	(4,373,156)	(143,284)
Total (Deficit) Equity	(3,531,908)	405,049
Total Liabilities, Redeemable non-controlling interest and (Deficit) Equity	$359,011,483	$405,049

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Rental revenue	$3,584,159	$—	$4,712,756	$—
	3,584,159	—	4,712,756	—

Expenses
Rental property operating expenses	$430,557	$—	$490,797	$—
General and administrative expenses	848,215	33,660	2,932,912	34,625
Organization expenses	—	—	1,186,955	—
Depreciation and amortization	1,145,357	—	1,654,751	—
Total Expenses	2,424,129	33,660	6,265,415	34,625
Other Income/(expense)
Interest income	118,548	—	136,768	—
Interest expense	(1,134,803)	—	(1,134,803)	—
Total other income/(expense)	(1,016,255)	—	(998,035)	—
Net Income/(loss)	$143,775	$(33,660)	$(2,550,694)	$(34,625)
Dividends to preferred stockholders	(5,500)	(5,500)	(16,500)	(6,844)
Adjust redeemable non-controlling interest to redemption value	(394,792)	—	(4,145,705)	—
Net income/(loss) attributable to redeemable non-controlling interest	(143,309)	—	2,494,160	—
Net loss attributable to common stockholders	$(399,826)	$(39,160)	$(4,218,739)	$(41,469)
Net loss per share of common stock - basic and diluted	$(8.36)	$(1.96)	$(143.69)	$(2.07)
Weighted-average shares of common stock outstanding - basic and diluted	47,828	20,000	29,361	20,000

There were no operations during the three and nine months ended September 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Changes in (Deficit) Equity and Redeemable Non-Controlling Interest
(Unaudited)

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total Equity (Deficit)	Redeemable Non-controlling Interest
Balance at January 1, 2024	$220,000	58,500	$585	$327,748	$(143,284)	$405,049	$—
Net loss	—	—	—	—	(56,607)	(56,607)	(2,514,960)
Stock based compensation	—	—	—	96,250	—	96,250	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	62,200,000
Adjust redeemable non-controlling interest to redemption value	—	—	—	—	(2,543,177)	(2,543,177)	2,543,177
Offering expenses	—	—	—	—	—	—	(75,205)
Balance at March 31, 2024	$220,000	58,500	$585	$423,998	$(2,743,068)	$(2,098,485)	$62,153,012
Net loss	—	—	—	—	(390)	(390)	(122,509)
Stock based compensation	—	—	—	96,250	—	96,250	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	2,300,000
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(707,468)
Adjust redeemable non-controlling interest to redemption value	—	—	—	—	(1,207,736)	(1,207,736)	1,207,736
Distribution reinvestment	—	144	1	1,440	—	1,441	—
Preferred stock dividend	—	—	—	—	(11,000)	(11,000)	—
Distributions declared on common stock	—	—	—	—	(6,580)	(6,580)	—
Balance at June 30, 2024	$220,000	58,644	$586	$521,688	$(3,968,774)	$(3,226,500)	$64,830,771
Net income	—	—	—	—	466	466	143,309
Issuance of common stock	—	52,032	520	524,480	—	525,000	—
Offering expenses	—	—	—	(524,480)	—	(524,480)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	—	(394,792)	(394,792)	394,792
Stock based compensation	—	—	—	96,250	—	96,250	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	132,600,000
Distribution reinvestment	—	219	3	2,201	—	2,204	—
Distributions declared on common stock	—	—	—	—	(10,056)	(10,056)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(1,580,863)
Issuance of restricted stock awards	—	38,156	382	(382)	—	—	—
Balance at September 30, 2024	$220,000	149,051	$1,491	$619,757	$(4,373,156)	$(3,531,908)	$196,388,009

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total Equity
Balance at January 1, 2023	$—	20,000	$200	$199,800	$(65)	$199,935
Balance at March 31, 2023	$—	20,000	$200	$199,800	$(65)	$199,935
Net loss	—		—	—	(965)	(965)
Issuance of preferred stock	220,000	—	—	—	—	220,000
Preferred stock dividend	—	—	—	—	(1,344)	(1,344)
Balance at June 30, 2023	$220,000	20,000	$200	$199,800	$(2,374)	$417,626
Net loss	—	—	—	—	(33,660)	(33,660)
Stock based compensation	—	—	—	32,083	—	32,083
Issuance of restricted stock awards	—	—	385	(385)	—	—
Balance at September 30, 2023	$220,000	20,000	$585	$231,498	$(36,034)	$416,049

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS PROVIDED BY/ (USED IN) OPERATING ACTIVITIES
Net loss	$(2,550,694)	$(34,625)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,654,751	—
Straight-line rent amortization	(1,840,520)	—
Non-cash compensation expense	288,750	32,083
Amortization of deferred financing costs	10,157	—
Change in assets and liabilities
Other assets	(123,249)	—
Due to affiliates	3,842,703	—
Accounts payable and accrued expenses	635,786	—
Net cash provided by/(used in) operating activities	1,917,684	(2,542)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions of real estate	(292,115,324)	—
Net cash used in investing activities	(292,115,324)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes	154,056,880	—
Payment of deferred financing costs on mortgage notes	(776,792)	—
Contributions from redeemable non-controlling interest	197,100,000	—
Payment of deposit	(870,638)	—
Proceeds from issuance of preferred stock	—	220,000
Proceeds from issuance of common stock	525,000	—
Dividends paid on preferred stock	(11,000)	(1,344)
Distributions paid on common stock	(7,424)	—
Distributions paid on redeemable non-controlling interest	(1,548,541)	—
Net cash provided by financing activities	348,467,485	218,656
Net increase in cash, cash equivalents and restricted cash	58,269,845	216,114
Cash, cash equivalents and restricted cash at beginning of period	405,049	199,935
Cash, cash equivalents and restricted cash at end of period	$58,674,894	$416,049

Non-cash investing and financing activity
Accrued offering expenses due to affiliates	$5,640,675	$—
Other accrued costs due to affiliates	$125,420	$—
Accrued acquisition costs	$88,862	$—
Accrued deferred financing costs	$67,335	$—
Working capital assumed	$635,283	$—
Distribution reinvestment	$3,644	$—
Distributions accrued and not paid — redeemable non-controlling interest	$739,789	$—
Distributions accrued and not paid — common stock	$5,632	$—

There were no operations during the nine months ended September 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
1. Organization and Business Purpose
EQT Exeter Real Estate Income Trust, Inc. (the “Company”) was formed on September 2, 2022, as a Maryland corporation. The Company was organized to invest primarily in stabilized, income oriented commercial real estate in the United States. The Company is the sole general partner of EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (“EQRT OP”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of the Company's advisor, owns a special limited partner interest in EQRT OP. Substantially all of the Company’s business is conducted through EQRT OP. The Company commenced its principal operations with the acquisition of its first real estate investment on March 20, 2024. The Company and EQRT OP are externally managed by Exeter Property Group, LLC (the “Adviser”), an affiliate of EQT AB (the “Sponsor”).

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
As of September 30, 2024, the Company owned three industrial properties.

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
The accompanying unaudited consolidated financial statements, in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. The accompanying unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2023 as filed with the SEC. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.
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
EQRT OP is considered to be a VIE. The Company consolidates this entity as it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans. The share of assets, liabilities and operations of the Company related to EQRT OP units held by parties other than the Company are included in redeemable non-controlling interest in the mezzanine equity section on the Company's Consolidated Balance Sheets.

Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may at times have bank balances in excess of federally insured amounts. As of September 30, 2024, the Company held $43,279,409 of cash equivalents and did not hold any cash equivalents as of December 31, 2023.

Restricted Cash

Restricted cash primarily consists of amounts in escrow related to tenant improvement reimbursements at certain of the Company’s properties. As of September 30, 2024, the Company held $14,522,215 of restricted cash and did not hold any restricted cash as of December 31, 2023.

Deferred Financing Costs

Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. As of September 30, 2024, the Company recorded net deferred financing costs of $833,970 and did not record any deferred financing costs as of December 31, 2023.
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

Valuation of assets and liabilities not measured at fair value
The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and other financial instruments, included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at September 30, 2024 and December 31, 2023.

The carrying amount of the Company’s mortgage notes approximate fair value as of September 30, 2024. There were no mortgage notes outstanding as of December 31, 2023.
Investments in Real Estate and Lease Intangibles
Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the operations of acquired properties are included in the Company's results of operations from their respective dates of acquisition. The Company allocates the purchase price to acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) based on their respective fair values at the date of acquisition.

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
Impairment of Real Estate Portfolio
The Company reviews its real estate portfolio to ascertain if there are any indicators of impairment in the value of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded to the extent that the fair value is lower than the asset’s carrying amount. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of the Company's real estate portfolio will reduce the Company's earnings and assets to the extent of the amount of any impairment charge, but it will not affect the Company's cash flow or its distributions until such time as the Company disposes of the property.
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
Organization and Offering Expenses
Pursuant to the advisory agreement among the Company, EQRT OP, and the Adviser, the Adviser or its affiliates have agreed to pay for all organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2025, which is the first anniversary of the date the Company broke escrow for its initial public offering (the "Offering"). The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 19, 2025.

As of September 30, 2024 and December 31, 2023, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of $6,827,630 and $5,470,431, respectively, related to the Offering and private offerings. The Company recorded such advances on its Consolidated Balance Sheets as a component of Due to affiliates.

As of September 30, 2024, the Company recorded $5,040,990 of deferred offering expenses on its Consolidated Balance Sheets. These costs are charged to equity as shares are sold in the offerings.
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

As of September 30, 2024 and December 31, 2023, the Adviser has advanced $2,758,461 and $960,534, respectively. The Company recorded such advances on its Consolidated Balance Sheets as a component of Due to affiliates.
Share Based Payments
The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.
Net Loss per Share of Common Stock
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and nine months ended September 30, 2024, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.

3. Investment in Real Estate
Investment in real estate, net, consisted of the following:

September 30, 2024
Building and building improvements	$200,159,676
Land and land improvements	67,736,916
Total	267,896,592
Accumulated depreciation	(1,013,261)
Investment in real estate, net	$266,883,331

Acquisitions

During the three and nine months ended September 30, 2024, the Company acquired two and three real estate investments, respectively.

On March 20, 2024, the Company, through an indirect subsidiary, acquired a manufacturing and distribution warehouse facility in Georgetown, Texas (the "Georgetown Property"). On August 14, 2024, the Company, through an indirect subsidiary, acquired a bulk distribution warehouse facility in Middletown, Pennsylvania (the "Middletown Property"). On August 15, 2024, the Company, through an indirect subsidiary, acquired a bulk industrial facility in Portland, Tennessee (the “Nashville Property”). The following table summarizes the purchase price allocation for the acquisitions:

	Georgetown Property	Middletown Property	Nashville Property
Building and building improvements	$31,895,302	$118,409,425	$49,854,948
Land and land improvements	21,795,966	35,157,436	10,783,515
In-place lease intangibles	2,364,599	4,421,547	2,818,761
Tenant origination costs	5,009,231	6,981,335	3,347,404
Total purchase price	61,065,098	164,969,743	66,804,628
Working capital assumed	(107,579)	1,054,407	(1,582,111)
Unpaid acquisition costs	(13,317)	(45,234)	(30,311)
Net purchase price	$60,944,202	$165,978,916	$65,192,206

4. Intangibles
The Company did not have any intangibles as of December 31, 2023. The gross carrying amount and accumulated amortization of the Company's real estate related intangible assets consisted of the following as of September 30, 2024:

September 30, 2024
Intangible assets:
In-place lease intangibles	$9,604,907
Tenant origination costs	15,337,970
24,942,877
Accumulated amortization:
In-place lease intangibles	(219,229)
Tenant origination costs	(403,445)
Real estate related intangibles, net	$24,320,203

The intangible assets associated with the properties are amortized over the remaining lease terms. As a result, the Company's real estate related intangibles have a weighted average amortization period of approximately 10.1 years remaining.

The estimated future amortization of the Company's real estate related intangibles for each of the next five years and thereafter as of September 30, 2024, is as follows:

	In-Place Lease Intangibles	Tenant Origination Costs	Total
2024 (remaining)	$232,010	$374,613	$606,623
2025	928,043	1,498,455	2,426,498
2026	928,043	1,498,455	2,426,498
2027	928,043	1,498,455	2,426,498
2028	928,043	1,498,455	2,426,498
2029	928,043	1,498,455	2,426,498
Thereafter	4,513,453	7,067,637	11,581,090
	$9,385,678	$14,934,525	$24,320,203
5. Other Assets
The following table details the components of the Company's other assets at September 30, 2024. The Company did not have any other assets as of December 31, 2023.

September 30, 2024
Receivables	$2,099,215
Prepaid expenses	1,078,725
Other(1)	914,125
Other Assets	$4,092,065

(1) Included in other assets is a $0.87 million deposit with a financial institution that is refundable at September 30, 2024 based on the terms of the loan application.

6. Mortgage Notes

On August 14, 2024, the Company, through an indirect subsidiary, entered into a seven-and-a-half-year mortgage loan with New York Life, an unaffiliated lender, for borrowings of $85.25 million secured by the Middletown Property (the “Middletown Mortgage Loan”).

On August 15, 2024, the Company, through certain of its subsidiaries, entered into a ten-year mortgage loan with State Farm, an unaffiliated lender, for borrowings of up to $109.60 million (as subsequently supplemented, the “State Farm Portfolio Mortgage Loan”). As of September 30, 2024, the outstanding principal balance of the State Farm Portfolio Mortgage Loan was $68.81 million.

The following table details the mortgage notes as of September 30, 2024. There were no mortgage notes outstanding as of December 31, 2023.

	September 30, 2024		Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date	September 30, 2024
Fixed rate mortgage notes	5.53%	4/14/2033	$154,056,880
Total loans secured by real estate			154,056,880
Deferred financing costs, net			(833,970)
Mortgage notes, net			$153,222,910

The following table details the future principal payments due under the Company’s mortgage notes as of September 30, 2024:

Year	Mortgage Notes
2024 (remaining)	$—
2025	—
2026	—
2027	—
2028	—
2029	—
Thereafter	154,056,880
Total future principal payments	$154,056,880

For the three and nine months ended September 30, 2024, the Company recognized interest expense of $1,134,803 related to its outstanding mortgage notes, which includes amortization of deferred financing costs of $10,157. There was no interest expense recognized for the three and nine months ended September 30, 2023.

The Company is subject to various financial covenants under certain of its mortgage notes. These covenants require the Company to maintain certain financial ratios, including net worth and liquidity, among others. As of September 30, 2024, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.
7. Related Party Transactions
The following table presents the details of due to affiliates:

September 30, 2024
Due to the Adviser
Advanced organization and offering expenses	$6,827,630
Advanced general and administrative expenses	2,758,461
9,586,091
Due to Exeter Property Group Advisors, LLC
Property management fee	22,708
Total Due to Affiliates	$9,608,799

The Company and EQRT OP entered into an amended and restated advisory agreement with the Adviser on March 19, 2024, which was renewed on July 31, 2024. Pursuant to the advisory agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
The Company will pay the Adviser an annual management fee (payable monthly in arrears) of 1.25% of the aggregate NAV represented by the Company’s Class T shares, Class S shares, Class D shares and Class I shares, 0.50% of the aggregate NAV represented by the Company's Class A-I shares and 0.90% of the aggregate NAV represented by the Company's Class A-II shares. Additionally, to the extent that EQRT OP issues EQRT OP units to parties other than the Company, EQRT OP will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of EQRT OP units not held by the Company per annum, payable monthly in arrears. No management fee will be paid with respect to Class E shares or Class E units of EQRT OP. The management fee will be paid, at the Adviser’s election, in cash, Class E shares of common stock, or Class E units of EQRT OP. The Adviser has agreed to waive its management fee for the first six full calendar months following March 19, 2024, the date the Company broke escrow for the Offering. If the Adviser elects to receive any portion of its management fee in Class E shares or Class E units of EQRT OP, the Company may be obligated to repurchase such Class E shares or Class E units from the Adviser at a later date. Such repurchases will be outside the Company’s share repurchase plan and thus will not be subject to the repurchase limits of the share repurchase plan or any Early Repurchase Deduction. See Note 10, "Equity and Redeemable Non-controlling Interest--Share Repurchases".
So long as the advisory agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in EQRT OP that entitles it to receive an allocation from EQRT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the EQRT OP Second Amended and Restated Limited Partnership Agreement). Such allocation will be measured annually and accrued monthly. Class E units of EQRT OP will not be subject to the performance participation allocation. Distributions on the performance participation interest may be distributable in cash or Class E units at the election of the Special Limited Partner. See Note 10, "Equity and Redeemable Non-controlling Interest--Share Repurchases".
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
Subject to FINRA limitations on underwriting compensation and certain other limitations and subject to the provisions for the conversion of Class T shares, Class S shares and Class D shares into Class I shares, the Dealer Manager will also receive a distribution fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. There is no distribution fee with respect to Class A-I shares, Class A-II shares, Class I shares or Class E shares. The distribution fees will be paid monthly in arrears. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to selected dealers and servicing broker-dealers, and will rebate distribution fees to the Company to the extent a broker-dealer is not eligible to receive them. The Company will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions, dealer manager fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, 8.75% (or a lower limit as set forth in the applicable agreement between the Dealer Manager and a selected dealer at the time such shares were issued) of the gross proceeds from the sale of such shares and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan) (collectively, the “Fee Limit”). At the end of such month, each such Class T share, Class S share or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. The Company will accrue the cost of the distribution fee as an offering expense at the time each Class T, Class S and Class D share is sold during the primary offering.

The Company expects to retain an affiliate of the Adviser to provide property management and leasing services for most, if not all, of the properties the Company acquires. In connection with the acquisitions of the Georgetown Property, on March 20, 2024, the Middletown Property, on August 14, 2024, and the Nashville Property, on August 15, 2024, the Company, through indirect subsidiaries, entered into property management agreements with Exeter Property Group Advisors, LLC (the “Property Manager”), an affiliate of the Adviser (the “Property Management Agreements”). The Property Management Agreements have terms through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreements, the Company will pay the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. The Company will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. The Company will reimburse the Property Manager for all reasonable and actual expenditures. During the three and nine months ended September 30, 2024, the Company accrued $28,713 and $38,436 of property management fees due to the Property Manager, respectively. As of September 30, 2024, $22,708 of property management fees remained unpaid to the Property Manager.
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
The Company will not pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. The Company will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related securities, whether or not such investments are acquired, and make payments to third parties in connection with making investments. In connection with the Company's acquisition of the Georgetown Property, on March 20, 2024, Middletown Property, on August 14, 2024, and the Nashville Property, on August 15, 2024, the Adviser assigned the respective purchase and sale agreements to the Company's subsidiaries for $1,500,000, $4,000,000 and $1,500,000, respectively, representing the deposit amounts under the purchase and sale agreements. The Adviser also advanced $103,602 in closing costs for the Georgetown Property, $29,991 in closing costs for the Middletown Property and $50,387 in closing costs for the Nashville Property. The Company repaid the Adviser for the deposits and all of the closing costs on the respective acquisition dates.
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

In addition, see Note 10, "Equity and Redeemable Non-controlling Interest", for information regarding investments in the Company or EQRT OP by the Adviser, an affiliate of the Sponsor and eight officers and employees of the Adviser and its affiliates.

8. Leases
The Company's rental revenue consists of rent earned from the operating leases at the Company's industrial properties. The leases include fixed base rents, subject to periodic step-ups and variable components. The variable components of the Company's operating leases consist of reimbursement of operating expenses such as insurance, real estate taxes and common area maintenance costs.
The following table summarizes the fixed and variable components of the Company's operating leases for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Fixed lease payments	$3,159,595	$4,234,579
Variable lease payments	424,564	478,177
Total rental revenue	$3,584,159	$4,712,756

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial properties as of September 30, 2024:

Year	Future Minimum Rents
2024 (remaining)	$3,667,736
2025	18,137,933
2026	18,727,464
2027	19,338,752
2028	19,970,657
2029	20,624,358
Thereafter	112,151,974
$212,618,874

9. Economic Dependency
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
10. Equity and Redeemable Non-controlling Interest
Authorized Capital
As of September 30, 2024 and December 31, 2023, the Company was authorized to issue up to 2,200,000,000 and 2,100,000,000 shares of common stock, par value $0.01 per share, respectively, and up to 100,000,000 shares of preferred stock, par value $0.01 per share, respectively. Of the 100,000,000 shares of preferred stock authorized as of September 30, 2024 and December 31, 2023, 220 shares were issued and classified as Class A shares.
As of September 30, 2024 and December 31, 2023, the Company had the following classes of common stock authorized, issued and outstanding:

		September 30, 2024		December 31, 2023
Classification	Par Value Per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class A-I Shares	$0.01	50,000,000	—	—	—
Class A-II Shares	$0.01	50,000,000	—	—	—
Class T Shares	$0.01	500,000,000	—	500,000,000	—
Class S Shares	$0.01	500,000,000	—	500,000,000	—
Class D Shares	$0.01	500,000,000	—	500,000,000	—
Class I Shares	$0.01	500,000,000	52,032	500,000,000	—
Class E Shares (1)	$0.01	100,000,000	97,019	100,000,000	58,500
Total		2,200,000,000	149,051	2,100,000,000	58,500

(1)    Included in Class E shares issued and outstanding is an aggregate of 38,156 unvested restricted shares of Class E common stock, $0.01 par value per share, with a grant date fair value of $10.09 per share that the Company issued to its four independent directors as compensation for their services pursuant to the Company’s independent director compensation plan on September 3, 2024. See "Share Based Compensation" below for details.
Offerings
On August 1, 2023, the Company registered the Offering with the SEC for up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in its primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan. The Company intends to sell any combination of four classes of shares of its common stock in the Offering, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required the Company to hold investors’ funds from the Offering in an interest-bearing escrow account until the Company received purchase orders for at least $25,000,000 of its common stock or units of EQRT OP in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and the Company’s directors and officers, which purchases were not limited in amount) and the Company’s board of directors authorized the release of funds in the escrow account to the Company. On March 19, 2024, EQT Exeter Holdings US, Inc. (“EQT Exeter Holdings”), an affiliate of the Sponsor, purchased 6,220,000 Class E units of EQRT OP for $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, the Company satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and the Company’s board of directors authorized the Company to break escrow in the Offering. As of August 14, 2024, the Company also satisfied the minimum offering requirement for Pennsylvania. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

The Company is conducting a private offering of its Class A-I shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act. This private offering is being conducted pursuant to Regulation D and other applicable exemptions. The Company intends to offer Class A-II shares in a separate private offering to accredited investors after the termination of the primary offering of Class A-I shares. The purchase price per share for each class of common stock in the private offerings will vary and will generally equal the Company's prior month's NAV per share, as determined monthly.

EQT Exeter Holdings has committed to purchase $200,000,000 in Class E shares of the Company’s common stock or Class E units of EQRT OP, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. As of September 30, 2024, EQT Exeter Holdings had purchased 19,628,251.459 Class E units of EQRT OP for an aggregate purchase price of approximately $197.10 million as part of the Sponsor Committed Amount.

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

The following table details the aggregate distributions declared on the Company’s shares of Class E and Class I common stock, which were the only two classes of the Company's common stock outstanding, during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Class E	Class I	Class E	Class I
Aggregate distributions declared per share of common stock	$0.11322	$0.03769	$0.22557	$0.03769

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

For the three months ended September 30, 2024 and 2023, the Company's board of directors did not declare any dividends on the Class A preferred shares. Cumulative dividends declared on the Class A preferred shares were $16,500 and $1,344 during the nine months ended September 30, 2024 and 2023, respectively.

The Consolidated Statements of Operations includes $5,500 of unpaid cumulative dividends on Class A preferred shares for the three and nine months ended September 30, 2024 and 2023 that were not recorded on the Consolidated Balance Sheets as of September 30, 2024 and 2023 as the dividends were not declared by the Company's board of directors. These dividends would be payable to holders in December 2024 when and if declared by the board of directors.
Share Based Compensation
The Company's board of directors approved the EQT Exeter Real Estate Income Trust, Inc. Independent Director Compensation Plan (the "Director Compensation Plan"), pursuant to which, up to 500,000 shares of the Company's Class E common stock are available for issuance. The restricted shares of Class E common stock issued pursuant to the Director Compensation Plan vest (i) on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.”

On September 1, 2023, the Company issued an aggregate of 38,500 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan; these 38,500 restricted shares became fully vested on September 3, 2024, upon the one-year anniversary of the grant date. On September 3, 2024, the Company issued an aggregate of 38,156 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan. During the three and nine months ended September 30, 2024, the Company recorded $96,250 and $288,750, respectively, of restricted stock amortization in general and administrative expenses in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, the Company recorded $32,083 of restricted stock amortization in general and administrative expenses in the Consolidated Statements of Operations. The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the nine months ended September 30, 2024:

For the Nine Months Ended September 30, 2024			As of September 30, 2024
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2023	38,500	$10.00	0 months	$—
Granted	38,156	$10.09	11 months	$352,911
Forfeited	—
Vested	(38,500)	$10.00
Unvested restricted shares, end of period	38,156
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
Redeemable non-controlling interest
As of September 30, 2024, EQRT OP had issued 19,628,251.459 Class E units to EQT Exeter Holdings for aggregate consideration of $197,100,000. The Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company's Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such EQRT OP units at the end of each measurement period.
The following table details the redeemable non-controlling interest activity related to these units during the nine months ended September 30, 2024:

Fair Value at March 19, 2024	$62,200,000
Contributions	134,900,000
Offering expenses	(75,205)
Net loss allocation	(2,494,160)
Distributions to non-controlling interest	(2,288,331)
Adjustment to redemption value	4,145,705
Balance, September 30, 2024	$196,388,009

11. Commitments and Contingencies
As of September 30, 2024 and December 31, 2023, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
12. Subsequent Events
As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.
Acquisition and Financing

On October 16, 2024, the Company, through an indirect subsidiary (the “Washington Buyer”), acquired a 202,464 square foot bulk last mile industrial facility (the “Washington Building”) located on approximately 45.1 acres of land in Tukwila, Washington (the “Washington Land”) that is subject to a Ground Lease (defined below). The purchase price to acquire the Washington Building and all of the seller’s interest in the Ground Lease (together, the “Washington Property”) was $81.50 million, exclusive of closing costs.

At closing on October 16, 2024, the seller assigned its interest as a tenant in a ground lease (the “Ground Lease”) for the Washington Land to the Washington Buyer, and the Washington Buyer acquired a leasehold interest in the Washington Land. The initial term of the Ground Lease expires on December 31, 2074, and the Ground Lease has two ten-year extension options. As of October 16, 2024, the annualized base rent payable by the Washington Buyer to the landlord under the Ground Lease is approximately $4.9 million. The base rent under the Ground Lease is subject to 15% increases every five years with the next increase occurring on January 1, 2029. The Ground Lease is an absolute net lease whereby the Washington Buyer is required to pay all taxes, utilities, maintenance, and expenses associated with the Washington Land.

On August 15, 2024, the Company, through certain of its subsidiaries (collectively, the “State Farm Borrowers”), entered into the State Farm Portfolio Mortgage Loan with State Farm, an unaffiliated lender, for borrowings of up to $109.60 million. On October 16, 2024, in connection with the acquisition of the Washington Property, the Company drew down approximately $40.79 million under the State Farm Portfolio Mortgage Loan, the Washington Property was added as additional collateral to secure the loan, and the Washington Buyer was added as one of the State Farm Borrowers. As of October 16, 2024, the outstanding principal balance of the State Farm Portfolio Mortgage Loan was approximately $109.60 million, inclusive of approximately $8.94 million that is held in an escrow account and is available for funding upon completion of certain tenant improvements at the Nashville Property and subject to the terms and conditions of the loan documents. As of October 16, 2024, the State Farm Portfolio Mortgage Loan was secured by the Washington Property, the Nashville Property and the Georgetown Property.

Distributions

On October 31, 2024, the Company declared a distribution of $0.03769 per share for its Class E, Class I and Class A-I common stock and a distribution of $0.03769 per unit for the Class E units of EQRT OP for stockholders and unitholders, respectively, as of the close of business on October 31, 2024. These distributions were paid on November 11, 2024 and were paid in cash or reinvested in shares of the Company's common stock for stockholders participating in the Company's distribution reinvestment plan.

Capital Raising

On October 1, 2024, the Company issued 21,253.730 Class I shares of common stock in the Offering at a price per share of $10.05 for an aggregate purchase price of approximately $0.21 million.

On November 1, 2024, the Company issued 33,366.632 Class I shares of common stock in the Offering at a price per share of $10.01 for an aggregate purchase price of approximately $0.33 million.

On October 1, 2024, the Company issued 260,995.023 Class A-I shares of common stock at a price per share of $10.05 to accredited investors in a private placement for an aggregate purchase price of approximately $2.62 million.

On November 1, 2024, the Company issued 731,148.845 Class A-I shares of common stock at a price per share of $10.01 to accredited investors in a private placement for an aggregate purchase price of approximately $7.32 million.

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
Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 29, 2024 (the "Annual Report") and in supplement no. 8 dated October 23, 2024 to our prospectus dated April 19, 2024, filed with the SEC, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document and our other filings with the SEC. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
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
From September 2, 2022 (date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock. We have registered with the SEC an offering of up to $5,000,000,000 in shares of common stock (the "Offering"), consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Exeter Holdings US, Inc. (“EQT Exeter Holdings”), an affiliate of our Sponsor, for an aggregate purchase price of $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania. As of November 14, 2024, EQT Exeter Holdings had purchased 19,628,251.459 Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.10 million as part of the Sponsor Committed Amount. See the discussion of the Sponsor Committed Amount under “—Liquidity and Capital Resources” below.
As of November 14, 2024, we have sold 106,652.08 Class I shares in the primary portion of the Offering for gross offering proceeds of $1,072,600 and 471.80 Class I shares in the Offering pursuant to our distribution reinvestment plan for an approximate total value of $4,731. As of November 14, 2024, we have not sold any Class T, Class S or Class D shares in the Offering. As of November 14, 2024, approximately $4,998,922,669 in shares remain available for sale pursuant to the Offering, including up to approximately $999,995,269 in shares pursuant to our distribution reinvestment plan.
We are also conducting a private offering of Class A-I shares to “accredited investors” as defined in Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended. This private offering is being conducted pursuant to Regulation D and other applicable exemptions. As of November 14, 2024, we have sold approximately 993,064.76 Class A-I shares of common stock to accredited investors in a private placement for an aggregate purchase price of approximately $9.95 million, including shares issued pursuant to our distribution reinvestment plan. We intend to offer Class A-II shares in a separate private offering to accredited investors after the termination of the primary offering of Class A-I shares.
On March 20, 2024, we acquired our first real estate investment, a 449,642 square foot light manufacturing and distribution warehouse facility on approximately 55 acres of land in Georgetown, Texas (the “Georgetown Property”). The Georgetown Property, constructed in 2023, is 100% leased to a single tenant. The purchase price of the Georgetown Property was approximately $60.9 million, exclusive of closing costs. We initially funded the acquisition of the Georgetown Property with proceeds from the initial sale of Class E units of the Operating Partnership to EQT Exeter Holdings.
On August 14, 2024, we acquired a 1,219,021 square foot bulk distribution warehouse facility on approximately 196.3 acres of land in Middletown, Pennsylvania (the “Middletown Property”). Construction was completed on the Middletown Property in 2023, and the Middletown Property is 100% leased to a single tenant. The purchase price of the Middletown Property was approximately $170.50 million, exclusive of closing costs. We funded the acquisition of the Middletown Property with proceeds from the sale of Class E units of our Operating Partnership to EQT Exeter Holdings and debt financing.
On August 15, 2024, we acquired a 638,330 square foot bulk industrial facility on approximately 38.1 acres of land in Portland, Tennessee (the “Nashville Property”). Construction was completed on the Nashville Property in 2023, and the Nashville Property is 100% leased to a single tenant. The purchase price of the Nashville Property was $75.00 million, exclusive of closing costs. We funded the acquisition of the Nashville Property with proceeds from the sale of Class E units of our Operating Partnership to EQT Exeter Holdings and debt financing.
The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we acquire such assets. Subsequent to September 30, 2024, we acquired an industrial property in Tukwila, Washington. See “—Subsequent Events” below.
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
Results of Operations

From September 2, 2022 (date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock and we had not commenced principal operations. As such, comparative results for the three and nine months ended September 30, 2023 have not been presented.

Rental revenue

For the three and nine months ended September 30, 2024, we earned $3,584,159 and $4,712,756 of rental income from our real estate investments, respectively.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. During the three and nine months ended September 30, 2024, rental property operating expenses were $430,557 and $490,797, respectively.

General and administrative expenses and organization expenses

For the three months ended September 30, 2024, we recorded $848,215 of general and administrative expenses and no organization expenses. For the nine months ended September 30, 2024, we recorded $2,932,912 of general and administrative expenses and $1,186,955 of organization expenses. General and administrative expenses include but are not limited to audit expenses, legal expenses, transfer agent expenses and fund administration expenses. We do not expect to incur additional material organization expenses in the future as our formation is complete and we have commenced principal operations. For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Depreciation and amortization

Depreciation and amortization expenses are mostly impacted by the fair values assigned to buildings and building improvements, land improvements, in-place lease intangibles and tenant origination costs as part of the initial purchase price allocation of our real estate investments. During the three and nine months ended September 30, 2024, we recorded $1,145,357 and $1,654,751 in depreciation and amortization expenses, respectively.

Interest income

For the three and nine months ended September 30, 2024, we recorded $118,548 and $136,768 of interest income, respectively, which consisted of interest earned from a short-term investments account.

Interest expense

For the three and nine months ended September 30, 2024, we recorded $1,134,803 of interest expense relating to our outstanding mortgage indebtedness, which includes amortization of deferred financing costs of $10,157.

Adjustment to redeemable non-controlling interest to redemption value
As of September 30, 2024, the Operating Partnership had issued 19,628,251 Class E units to EQT Exeter Holdings for aggregate consideration of $197,100,000. We have classified these Class E units as redeemable non-controlling interests in mezzanine equity on our Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

For the three and nine months ended September 30, 2024, we recorded $394,792 and $4,145,705, respectively, as an adjustment to the redeemable non-controlling interest to record it at its redemption value.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The purchase price per share for each class of our common stock will generally be equal to our prior month's NAV per share for the applicable share class, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including real estate related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including class-specific accruals, as described in our valuation guidelines. Our Adviser is ultimately responsible for the determination of our monthly NAV. For more information regarding the calculation of our NAV per share of each class and how our properties and real estate related securities are valued, see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus, as amended and supplemented.
Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of September 30, 2024 as well as Class E units of our Operating Partnership held by an affiliate of our Sponsor. The following table provides a breakdown of the major components of our total NAV as of September 30, 2024 ($ and shares/units in thousands):

Components of NAV	September 30, 2024
Investments in real estate	$293,474
Cash and cash equivalents	44,153
Restricted cash	14,522
Other assets	2,145
Mortgage notes, net of deferred financing costs	(153,223)
Other liabilities	(3,346)
Preferred stock	(226)
Net asset value	$197,499
Number of outstanding shares/units	19,739
The following table sets forth our total NAV and NAV per share/unit by class as of September 30, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class I Shares	Class E Shares	Class E Units	Total
Net asset value	$521	$589	$196,389	$197,499
Number of outstanding shares/units	52	59	19,628	19,739
NAV per share/unit as of September 30, 2024	$10.01	$10.01	$10.01

Consistent with our disclosure in our prospectus, as amended and supplemented, regarding our NAV calculation, our investments in real estate are initially valued at cost, which we expect to represent fair value at that time. In the future, as we establish new values for our newly acquired real estate investments, we will provide information on key assumptions used in the valuation methodology and a sensitivity analysis related thereto.

The valuation of the Georgetown Property as of September 30, 2024 was provided by Altus Group U.S. Inc., our Independent Valuation Advisor, in accordance with our valuation guidelines. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.25%	5.75%

A change in these assumptions would impact the calculation of the value of the Georgetown Property. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on the value of the Georgetown Property:

Input	Hypothetical Change	Industrial Property Value
Discount Rate	0.25% decrease	2.05%
	0.25% increase	(1.84)%
Exit Capitalization Rate	0.25% decrease	2.69%
	0.25% increase	(2.49)%

The following table reconciles deficit and redeemable non-controlling interest per our Consolidated Balance Sheets as of September 30, 2024 to our NAV ($ shown in thousands):

Reconciliation of Deficit and Redeemable Non-controlling Interest to NAV	As of September 30, 2024
Deficit under GAAP	$(3,532)
Redeemable non-controlling interest	196,388
Total deficit and redeemable non-controlling interest under GAAP	$192,856
Adjustments:
Preferred stock and accumulated dividends	(226)
Organization, offering and operating expenses	4,287
Real estate investments, closing costs and straight-line rent	(1,073)
Accumulated depreciation and amortization	1,655
NAV	$197,499
The following describes the adjustments to reconcile GAAP deficit and redeemable non-controlling interest per our Consolidated Balance Sheet to our NAV:
•Our investments in real estate are presented at historical cost in our GAAP consolidated financial statements. As such, any changes in the fair values of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value. In addition, adjustments made in accordance with GAAP for straight-line adjustments to rental income are excluded from NAV.
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
•In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities. Such depreciation and amortization expenses are not included for purposes of determining our NAV.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on our outstanding indebtedness. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to our Adviser, distribution fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. In addition, the Operating Partnership will make distributions on the performance participation allocation to its special limited partner. We do not have any office or personnel expenses as we do not have any employees. We will reimburse our Adviser for certain out-of-pocket expenses incurred by them in connection with our operations.
Our Adviser has agreed to several support measures. Our Adviser agreed to waive its management fee for the first six full calendar months following March 19, 2024, the date on which we broke escrow for the Offering. We commenced accruing the management fee on October 1, 2024. Our Adviser has also agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2025, the first anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2025.
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
As of September 30, 2024 and December 31, 2023, the Adviser had incurred $6,827,630 and $5,470,431, respectively, of organization and offering expenses and $2,758,461 and $960,534, respectively, of general and administrative related costs on our behalf.
EQT Exeter Holdings has committed to purchase a total of $200,000,000 in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Exeter Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor or their officers and employees. As of November 14, 2024, EQT Exeter Holdings had purchased 19,628,251.459 Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.10 million as part of the Sponsor Committed Amount.

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

During the three months ended September 30, 2024, in connection with our real estate acquisitions, we incurred mortgage indebtedness in an aggregate principal amount of approximately $154.06 million. These mortgage notes are secured by our real estate investments and bear interest at fixed rates ranging from 5.35% to 5.75%. The notes have maturity dates ranging from March 1, 2032 to September 1, 2034. We intend to meet our obligations related to these mortgage notes through a combination of cash flows generated by our operations, proceeds from property dispositions, and refinancing activities as appropriate. We evaluate our debt obligations to optimize our capital structure and reduce the cost of capital. As of September 30, 2024, we are in compliance with all covenants related to our mortgage notes, including net worth and liquidity, among others. We believe that our existing cash balance, cash flows from operations and cash flows from financing activities are sufficient to meet our debt service obligations and other liquidity needs in the foreseeable future.

The following table details our outstanding mortgage notes as of September 30, 2024. There were no mortgage notes outstanding as of December 31, 2023.

	September 30, 2024		Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date	September 30, 2024
Fixed rate mortgage notes	5.53%	4/14/2033	$154,056,880
Total loans secured by real estate			154,056,880
Deferred financing costs, net			(833,970)
Mortgage notes, net			$153,222,910

Subsequent to September 30, 2024, we made an additional draw on one of our mortgage notes. See “—Subsequent Events” below.

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

Other potential future sources of capital include proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Beginning in April 2024, we have declared monthly distributions for each outstanding class of our common stock with a record date as of the close of business as of the last calendar day of each month. Such distributions are generally paid 10 days after month-end. The following table summarizes each record date for distributions and the distributions declared per share for each outstanding class of our common stock as of September 30, 2024. As of September 30, 2024, we did not have any outstanding shares of Class T, Class S, Class D, Class A-I or Class A-II common stock.

Record Date	Class I shares	Class E shares
April 30, 2024	$—	$0.03724
May 31, 2024	—	0.03750
June 30, 2024	—	0.03761
July 31, 2024	—	0.03769
August 31, 2024	—	0.03784
September 30, 2024	0.03769	0.03769
Total	$0.03769	$0.22557

The following table summarizes distributions paid on our shares of common stock, shares of Class A preferred stock and Class E units of our Operating Partnership held by an affiliate of our Sponsor during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$1,088,099	99.8%	$1,555,965	99.1%
Reinvested in shares	2,205	0.2%	3,644	0.2%
Dividends to preferred stockholders	—	—%	11,000	0.7%
Total distributions	$1,090,304	100.0%	$1,570,609	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$766,182	70.3%	$1,570,609	100.0%
Paid from cash flow from prior period operating activities in excess of distributions paid during prior periods	324,122	29.7%	—	—%
Total sources of distributions	$1,090,304	100.0%	$1,570,609	100.0%

Net cash provided by operating activities	$766,182		$1,917,684

For the nine months ended September 30, 2024, our net loss was $2.55 million.

In addition to the distributions shown above, we declared a distribution of $0.03769 per unit for Class E units of our Operating Partnership to limited partners as of the close of business on September 30, 2024. These distributions were paid on October 10, 2024.

Such amounts are recorded in accounts payable and accrued expenses on the Consolidated Balance Sheets as of September 30, 2024.

Fees and Expenses Payable to Our Adviser and its Affiliates

The table below provides information regarding fees and expenses payable to our Adviser and its affiliates in connection with our offerings and our operations. The table includes amounts incurred for the nine months ended September 30, 2024 and related amounts payable.

	Nine Months Ended September 30, 2024
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$6,827,630	$6,827,630
Operational
Advanced general and administrative expenses (2)	2,758,461	2,758,461
Acquisition related (3)	7,183,980	—
Property management fee	38,436	22,708
Total	$16,808,507	$9,608,799

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

(3) In connection with our acquisition of the Georgetown Property, on March 20, 2024, our Adviser assigned the purchase and sale agreement for the property to our indirect subsidiary for $1,500,000, which was the amount of the deposit under the purchase and sale agreement. Our Adviser also advanced $103,602 of closing costs on our behalf for this acquisition. We repaid our Adviser for the deposit and the advanced closing costs on March 20, 2024.

In connection with our acquisition of the Middletown Property, on August 14, 2024, our Adviser assigned the purchase and sale agreement for the property to our indirect subsidiary for $4,000,000, which was the amount of the deposit under the purchase and sale agreement. Our Adviser also advanced $29,991 of closing costs on our behalf for this acquisition. We repaid our Adviser for the deposit and the advanced closing costs on August 14, 2024.

In connection with our acquisition of the Nashville Property, on August 15, 2024, our Adviser assigned the purchase and sale agreement for the property to our indirect subsidiary for $1,500,000, which was the amount of the deposit under the purchase and sale agreement. Our Adviser also advanced $50,387 of closing costs on our behalf for this acquisition. We repaid our Adviser for the deposit and the advanced closing costs on August 15, 2024.

We do not reimburse our Adviser or its affiliates for the salaries or benefits of our named executive officers.
Cash Flows
The following table provides a breakdown of the net change in our cash, cash equivalents and restricted cash.

Nine Months Ended September 30, 2024
Cash flows provided by operating activities	$1,917,684
Cash flows used in investing activities	(292,115,324)
Cash flows provided by financing activities	348,467,485
Net increase in cash, cash equivalents and restricted cash	$58,269,845

Cash flows provided by operating activities were $1.92 million and were primarily attributable to rental payments received from our real estate investments for the nine months ended September 30, 2024.

Cash flows used in investing activities were $292.12 million and were related to our acquisitions of real estate investments during the nine months ended September 30, 2024.

Cash flows provided by financing activities related to EQT Exeter Holdings' acquisitions of $197.10 million of Class E units of the Operating Partnership and the sale of $0.53 million of Class I shares during the nine months ended September 30, 2024 as well as $154.06 million of proceeds from debt financings, partially offset by (i) a total of $1.57 million of distribution payments made on common stock, Class E units of our Operating Partnership and preferred stock during the nine months ended September 30, 2024; (ii) a $0.87 million deposit paid to a financial institution during the nine months ended September 30, 2024 and (iii) a $0.78 million payment of deferred financing costs during the nine months ended September 30, 2024.

Contractual Obligations and Commitments

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2024.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Advanced general and administrative expenses(1)	$2,758,461	$321,820	$1,103,384	$1,333,257	$—
Advanced organization and offering expenses(1)	6,827,630	796,557	2,731,052	3,300,021	—
Mortgage indebtedness (2)	227,117,628	8,517,271	17,034,542	17,034,542	184,531,273
Total	$236,703,719	$9,635,648	$20,868,978	$21,667,820	$184,531,273

(1) For the terms of reimbursement of advanced general and administrative expenses and organization and offering expenses see above under “Fees and Expenses Payable to Our Adviser and its Affiliates.” For purposes of this table, we have assumed that advanced general and administrative expenses will be reimbursed ratably over the 60 months following March 19, 2025.

(2) Our mortgage indebtedness includes both principal and interest payments. Monthly payments are interest only during the respective terms of the mortgage loans.

Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Subsequent Events

Acquisition and Financing

On October 16, 2024, we, through an indirect subsidiary (the “Washington Buyer”), acquired a 202,464 square foot bulk last mile industrial facility (the “Washington Building”) located on approximately 45.1 acres of land in Tukwila, Washington (the “Washington Land”) that is subject to a Ground Lease (defined below). The purchase price to acquire the Washington Building and all of the seller’s interest in the Ground Lease (together, the “Washington Property”) was $81.50 million, exclusive of closing costs.

At closing on October 16, 2024, the seller assigned its interest as a tenant in a ground lease (the “Ground Lease”) for the Washington Land to the Washington Buyer, and the Washington Buyer acquired a leasehold interest in the Washington Land. The initial term of the Ground Lease expires on December 31, 2074, and the Ground Lease has two ten-year extension options. As of October 16, 2024, the annualized base rent payable by the Washington Buyer to the landlord under the Ground Lease is approximately $4.9 million. The base rent under the Ground Lease is subject to 15% increases every five years with the next increase occurring on January 1, 2029. The Ground Lease is an absolute net lease whereby the Washington Buyer is required to pay all taxes, utilities, maintenance, and expenses associated with the Washington Land.

On August 15, 2024, we, through certain of our subsidiaries (collectively, the “State Farm Borrowers”), entered into a ten-year mortgage loan with State Farm, an unaffiliated lender, for borrowings of up to $109.60 million (as supplemented, the “State Farm Portfolio Mortgage Loan”). On October 16, 2024, in connection with the acquisition of the Washington Property, we drew down approximately $40.79 million under the State Farm Portfolio Mortgage Loan, the Washington Property was added as additional collateral to secure the loan and the Washington Buyer was added as one of the State Farm Borrowers. As of October 16, 2024, the outstanding principal balance of the State Farm Portfolio Mortgage Loan was approximately $109.60 million, inclusive of approximately $8.94 million that is held in an escrow account and is available for funding upon completion of certain tenant improvements at the Nashville Property and subject to the terms and conditions of the loan documents. As of October 16, 2024, the State Farm Portfolio Mortgage Loan was secured by the Washington Property, the Nashville Property and the Georgetown Property.

Distributions

On October 31, 2024, we declared a distribution of $0.03769 per share for our Class E, Class I and Class A-I common stock and a distribution of $0.03769 per unit for the Class E units of our Operating Partnership for stockholders and unitholders, respectively, as of the close of business on October 31, 2024. These distributions were paid on November 11, 2024 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan.

Capital Raising

Subsequent to September 30, 2024 and through November 14, 2024, we issued 55,092.17 Class I shares of common stock in the Offering for an aggregate purchase price of approximately $0.55 million, including shares issued in the Offering pursuant to the distribution reinvestment plan.

Subsequent to September 30, 2024 and through November 14, 2024, we issued 993,064.755 Class A-I shares of common stock to accredited investors in a private placement for an aggregate purchase price of approximately $9.95 million, including shares issued in the private placement pursuant to the distribution reinvestment plan. The offer and sale of the Class A-I shares is exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and Rule 506(c) of Regulation D promulgated thereunder.
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

All of our mortgage indebtedness as of September 30, 2024 was fixed rate debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. The fair value of our mortgage notes was initially valued at the carrying amount (including net deferred financing costs), which approximate fair value as of September 30, 2024. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Also, we may be exposed to both credit risk and market risk.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A "Risk Factors" in our Annual Report, other than those disclosed in supplement no. 8 dated October 23, 2024 (“Supplement No. 8”) to our prospectus dated April 19, 2024, filed with the SEC.

You should carefully consider the risk factors set forth in the Annual Report and in Supplement No. 8 and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three and nine months ended September 30, 2024 were previously reported.
Use of Proceeds

On August 1, 2023, our Registration Statement on Form S-11 (File No. 333-273163) with respect to the Offering was declared effective under the Securities Act. We commenced the Offering on August 1, 2023 upon retaining EQTE Brokerage LLC, an affiliate of our Adviser, as the dealer manager for the Offering. We are offering on a continuous basis up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. Each class of shares is sold at the then-current transaction price, which will generally be the prior month’s NAV per share for such class, plus applicable upfront selling commissions and dealer manager fees.

The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Exeter Holdings, an affiliate of our Sponsor, for an aggregate purchase price of $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania.

As of September 30, 2024, we have sold approximately 52,032 Class I shares in the Offering for gross offering proceeds of $0.53 million. No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to purchases of Class I shares. As of September 30, 2024, we have not sold any Class T, Class S or Class D shares in the Offering.

As of September 30, 2024, our Adviser and its affiliates have incurred on our behalf $6,422,540 of organization and offering expenses in connection with the Offering. Our Adviser agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2025, the first anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2025.

We have used the proceeds from unregistered sales of Class E units of the Operating Partnership, proceeds from unregistered sales of Class A-I shares of our common stock, proceeds from the Offering and debt financings to acquire $374.46 million of real estate investments as of November 14, 2024.
Share Repurchases

During the three months ended September 30, 2024, we did not repurchase any shares of our common stock pursuant to our share repurchase plan and no shares had been requested to be repurchased under the plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Unregistered Sales of Equity Securities

On November 11, 2024, we issued 146.227 shares of Class E common stock at a price per share of $10.01 to two of our independent directors, for an aggregate purchase price of $1,463.73. The shares issued to our independent directors pursuant to our distribution reinvestment plan were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On November 11, 2024, we issued 920.887 shares of Class A-I common stock at a price per share of $10.01 for an aggregate purchase price of $9,218.07. The shares issued were pursuant to our distribution reinvestment plan to accredited investors in a private placement and were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) thereof and Rule 506(c) of Regulation D promulgated thereunder. EQTE Brokerage LLC (the “Dealer Manager”), an affiliate of our Adviser, serves as the dealer manager for our private offering of Class A-I shares to accredited investors. Pursuant to the dealer manager agreement for the offering, no fees, commissions or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager.

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
10.1
Renewal Agreement of Amended and Restated Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC, dated July 31, 2024 (incorporated by reference to Exhibit 10.1.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.2
Agreement of Sale by and between Shoals Way Industrial LLC and Exeter Property Group, LLC, dated June 26, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.2.1
Assignment and Assumption of Agreement of Sale by and between Exeter Property Group, LLC and EQRT 1500 Shoals, L.P., dated August 15, 2024 (incorporated by reference to Exhibit 10.10.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.3
Agreement of Sale by and among C5LC at Middletown, LLC and Exeter Property Group, LLC, dated July 19, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.3.1
First Amendment to Agreement of Sale by and between C5LC at Middletown, LLC and Exeter Property Group, LLC, dated July 26, 2024 (incorporated by reference to Exhibit 10.11.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.3.2
Second Amendment to Agreement of Sale by and between C5LC at Middletown, LLC and Exeter Property Group, LLC, dated August 9, 2024 (incorporated by reference to Exhibit 10.11.2 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.3.3
Assignment and Assumption of Agreement of Sale by and between Exeter Property Group, LLC and EQRT 3327 Harrisburg, L.P., dated August 14, 2024 (incorporated by reference to Exhibit 10.11.3 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.4
Agreement of Purchase and Sale and Joint Escrow Instructions between DPIF2 WA 6 Oxbow, LLC, a Delaware limited liability company, as Seller, and Exeter Property Group, LLC, a Delaware limited liability company, as Buyer, dated July 31, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.4.1
First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated September 12, 2024 (incorporated by reference to Exhibit 10.12.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.4.2
Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated September 12, 2024 (incorporated by reference to Exhibit 10.12.2 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.4.3
Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated September 18, 2024 (incorporated by reference to Exhibit 10.12.3 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.4.4
Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated September 26, 2024 (incorporated by reference to Exhibit 10.12.4 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.4.5
Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated October 2, 2024 (incorporated by reference to Exhibit 10.12.5 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.4.6
Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated October 11, 2024 (incorporated by reference to Exhibit 10.12.6 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.4.7
Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between Exeter Property Group, LLC and EQRT 2871 102nd, L.P., dated October 16, 2024 (incorporated by reference to Exhibit 10.12.7 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.5
Loan Agreement by and between EQRT 3327 Harrisburg, L.P. and New York Life Insurance Company dated August 14, 2024 (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.5.1
Promissory Note by EQRT 3327 Harrisburg, L.P., to New York Life Insurance Company, dated August 14, 2024 (incorporated by reference to Exhibit 10.13.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.5.2
Guaranty of Recourse Obligations by EQT Exeter REIT Operating Partnership LP for the benefit of New York Life Insurance Company, dated August 14, 2024 (incorporated by reference to Exhibit 10.13.2 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.6
Promissory Note by EQRT 110 Southeast Inner Loop, L.P. and EQRT 1500 Shoals, L.P. to State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.6.1
Deed of Trust, Security Agreement and Fixture Filing by EQRT 1500 Shoals, L.P. for the benefit of State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.6.2
Deed of Trust, Security Agreement and Fixture Filing by EQRT 110 Southeast Inner Loop, L.P. for the benefit of State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14.2 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.6.3
Agreement regarding Second Funding, Permitted Releases, Substitutions and Transfers by and among EQRT 110 Southeast Inner Loop, L.P., EQRT 1500 Shoals, L.P. and State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14.3 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.6.4
Allonge to Promissory Note, dated as of August 15, 2024, made by EQRT 110 Southeast Inner Loop, L.P., and EQRT 1500 Shoals, L.P., to State Farm Life Insurance Company, dated October 16, 2024 (incorporated by reference to Exhibit 10.14.4 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.6.5
Master Joinder Agreement by and among EQRT 110 Southeast Inner Loop, L.P., EQRT 1500 Shoals, L.P., EQRT 2871 102nd, L.P., and State Farm Life Insurance Company, dated October 16, 2024 (incorporated by reference to Exhibit 10.14.5 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.6.6
Leasehold Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases and Rents by EQRT 2871 102nd, L.P., for the benefit of State Farm Life Insurance Company, dated October 16, 2024 (incorporated by reference to Exhibit 10.14.6 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

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

EQT EXETER REAL ESTATE INCOME TRUST, INC.
November 14, 2024	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (Principal Executive Officer)

November 14, 2024	/s/ J. Peter Lloyd
Date	J. Peter Lloyd Chief Financial Officer and Director (Principal Financial Officer)