Form 10-K
period 2024-12-31
EQT Exeter Real Estate Income Trust, Inc.
filed 2025-03-28
CIK 1946997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 333-273163

EQT Exeter Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	88-4108741

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Five Radnor Corporate Center 100 Matsonford Road, Suite 250 Radnor, Pennsylvania (Address of principal executive offices)	19087 (Zip Code)

(610) 828-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the registrant’s shares of common stock. There were no shares of common stock held by non-affiliates at June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 28, 2025, the registrant had the following shares of common stock outstanding: 243,538 shares of Class I common stock, 2,680,306 shares of Class A-I common stock, 197,955 shares of Class A-II common stock, and 97,853 shares of Class E common stock. There were no shares of Class T common stock, Class S common stock and Class D common stock outstanding.

Part I

References herein to “EQRT”, the “Company”, “we”, “us”, or “our” refer to EQT Exeter Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “may” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, including the impact of macroeconomic trends and market forces, statements with respect to acquisitions and repurchases, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Summary Risk Factors

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report:

●	We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
●	Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
●	We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale or repayment of our assets, borrowings, return of capital, offering proceeds or the temporary deferral or waiver of fees and expense reimbursements (including the payment of fees with shares of our stock), and we have no limits on the amounts we may pay from such sources.
●	The purchase and repurchase price for each class of our common stock will generally be based on our prior month’s net asset value (“NAV”) for the applicable share class and will not be based on any public trading market. Although there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.

●	We have no employees and are dependent on Exeter Property Group, LLC (“EQT Real Estate”, and in its capacity as our adviser, the “Adviser”), to conduct our operations. Our Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other EQT Real Estate Accounts (as defined below), the allocation of time of its investment professionals and the level of fees that we will pay to our Adviser. “Other EQT Real Estate Accounts” refers to other investment funds, programs, real estate investment trusts (“REITs”), entities and separate accounts formed, sponsored, advised or managed by EQT Real Estate or its affiliates.
●	Our offerings are being made on a “best efforts” basis. If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
●	Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
●	There are limits on the ownership and transferability of our shares.
●	Although our investment strategy is to invest in primarily stabilized, income-oriented commercial real estate in a range of asset types with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in us, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
●	We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
●	The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
●	Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent (whether due to property-specific factors, sector-level issues, or broader macroeconomic conditions), increasing or sustained elevated interest rates and lack of availability of financing, tenant turnover and vacancies, changes in supply of or demand for similar properties in a given market, and risk of property obsolescence.
●	Disruptions in the U.S. and global economies and financial markets may adversely impact or disrupt our business and may adversely impact the performance of our investments. The U.S. real estate markets continue to be impacted by the challenging macroeconomic environment, including persistent inflation, geopolitical uncertainty and particularly the effect of the current interest rate and financing environment. Our success is dependent on general market and economic conditions.

Item 1. Business

General Description of Business and Operations

EQT Exeter Real Estate Income Trust, Inc. was formed on September 2, 2022, as a Maryland corporation. We are an externally advised, perpetual-life REIT. We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. We were organized to invest primarily in stabilized, income-oriented commercial real estate in the United States. We are the sole general partner of EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of our Adviser, owns a special limited partner interest in the Operating Partnership. Substantially all of our business will be conducted through the Operating Partnership.

We commenced principal operations with the acquisition of our first real estate investment on March 20, 2024. As of December 31, 2024, we owned four industrial properties.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement between us and EQT Real Estate (the “Advisory Agreement”), we have delegated to EQT Real Estate the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. Affiliates of EQT Real Estate also have extensive experience in providing responsive and professional property management and leasing services as well as development and construction services. We expect to retain an affiliate of EQT Real Estate to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed.

On August 1, 2023, we registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan (the “public offering” or the “Offering”). We intend to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, our sponsor, EQT AB (“EQT” or the “Sponsor”), their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Exeter Holdings US, Inc. (“EQT Real Estate Holdings”), an affiliate of our Sponsor, for an aggregate purchase price of $62,200,000, or $10.00 per unit. See “—Sponsor Commitment.” As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania. The purchase price per share for each class of common stock in the Offering will vary and will generally equal our prior month’s NAV per share as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

As of March 28, 2025, we have sold approximately 241,143.38 Class I shares in the primary portion of the Offering for gross offering proceeds of $2,495,829 and approximately 2,394.86 Class I shares in the Offering pursuant to our distribution reinvestment plan for an approximate total value of $25,148. As of March 28, 2025, we have not sold any Class T, Class S or Class D shares in the Offering. As of March 28, 2025, approximately $4,997,479,023 in shares remain available for sale pursuant to the Offering, including up to approximately $999,974,852 in shares pursuant to our distribution reinvestment plan.

We commenced a private offering of our Class A-I shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) during the year ended December 31, 2024. The primary offering of Class A-I shares terminated on January 2, 2025 and the distribution reinvestment plan offering is ongoing. We commenced a separate private offering of our Class A-II shares to accredited investors in January 2025. The purchase price per share for each class of common stock in the private offerings will vary and will generally equal our prior month’s NAV per share, as determined monthly. Both private offerings are being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions.

As of March 28, 2025, we had received gross offering proceeds of $29,333,201 from the sale of our common stock in the primary portion of the private offerings (consisting of approximately 2,657,137.69 Class A-I shares and 197,922.27 Class A-II shares), and we had issued approximately 23,168.40 Class A-I shares and approximately 32.76 Class A-II shares pursuant to our distribution reinvestment plan for an approximate total value of $242,104.

Our Adviser and our Sponsor

We and the Operating Partnership are externally managed by our Adviser, an affiliate of our Sponsor. EQT Real Estate is a leading real estate operator and investment fund manager with over $31 billion of real estate equity under management on behalf of institutional investors and investors in us as of December 31, 2024. EQT Real Estate is the real estate division of EQT and was formed when EQT acquired Exeter Property Group, LLC and its affiliates in April 2021. Exeter Property Group, LLC was founded in 2006 as a private real estate investment manager and vertically integrated operator that specializes in property sectors that depend heavily on “business to business” leasing, that is, leasing to corporate users of industrial, flex, life science and office properties. EQT Real Estate’s platform today includes three real estate verticals – industrial, life science/office and multi-family – each staffed with dedicated sector specialists across the firm’s global platform.

EQT Real Estate believes its success is deeply rooted in its “tenant-centric” philosophy, which prioritizes direct tenant dialogue through in-house leasing, development and property management with teams specializing in specific property sectors and markets. EQT Real Estate’s vertically integrated operator-driven and “locals on the ground” approach is made possible by a multi-disciplinary team of over 440 real estate specialists across 50 offices globally. Our objective is to bring EQT Real Estate’s vertically integrated operator-driven approach, sector specific and “hyper-local” expertise, and scale to the non-listed REIT industry.

EQT, founded in 1994, is a Stockholm-based, publicly traded, private equity firm with €269 billion total assets under management (“Total AUM”)1 as of December 31, 2024 and whose funds operate across private equity, venture, growth, infrastructure and real estate. EQT is guided by forward-thinking, “future-proofed” investment themes and local, active value creation – characteristics shared with and central to EQT Real Estate’s approach to real estate investing.

Sponsor Commitment

EQT Real Estate Holdings, an affiliate of our Sponsor, has committed to purchase $200,000,000 in Class E shares of our common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their employees. As of March 28, 2025, EQT Real Estate Holdings had purchased 19,628,251.459 Class E units of the Operating Partnership for an aggregate purchase price of $197.10 million as part of the Sponsor Committed Amount. Class E shares and Class E units are not available for purchase in the Offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) our officers and directors. During the escrow period, the per share purchase price for Class E shares and Class E units was $10.00 per share or unit. After the close of the escrow period, Class E shares and Class E units are sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to the Adviser or the performance participation allocation to the Special Limited Partner.

EQT Real Estate Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Real Estate Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed under our share repurchase plan, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan and (3) upon a repurchase request, the Operating Partnership will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction (defined herein).

1 Total AUM is defined as the sum of (i) fee-paying assets under management (“FAUM”), (ii) value appreciation (depreciation) of investments in funds on which FAUM is calculated upon, (iii) fair market value of non-fee-generating co-investments and (iv) remaining commitments in active funds and committed capital yet to be fee-generating. EQT has $278 billion of FAUM, as converted from euros.

Investment Objectives

Our investment objectives are to invest in assets that will enable us to:

●	generate current income in the form of regular stable cash distributions to achieve an attractive cash yield;
●	preserve and protect invested capital;
●	provide a source of potential inflation protection and realize appreciation in net asset value from proactive investment management and asset management; and
●	provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than listed public real estate companies.

We cannot assure you that we will achieve our investment objectives. In particular, we note that the NAV of non-traded REITs may be subject to volatility related to the values of their underlying assets, and appraisal-based valuations are estimates of fair value and may not necessarily correspond to realizable value. See Item 1A, “Risk Factors”.

Investment Strategy

Our investment strategy is to acquire primarily stabilized, income-oriented commercial real estate in the United States, with an emphasis on properties that can leverage EQT Real Estate’s scale and long-standing direct leasing relationships with Fortune 1000 companies.

We will seek to generate strong income returns and potential appreciation by:

●	focusing on property and portfolio acquisitions that will seek to offer diversification and strong cash-flows;
●	leveraging EQT Real Estate’s “hyper-local” market teams to inform prudent asset and market selection;
●	generating operational value with EQT Real Estate’s vertically integrated model to optimize occupancy and rental rates, leading to net operating income (“NOI”) growth potential;
●	pursuing properties with modern physical specifications and amenities that provide protection against obsolescence risk; and
●	delivering sustainable real estate solutions to our tenants, which may include energy efficiency and other related improvements.

To a lesser extent, we also plan to invest in real estate related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes.

After our ramp-up period, we will generally seek to invest:

●	At least 80% to 90% of our gross asset value in properties; and
●	Up to 10% to 20% of our gross asset value in real estate related securities.

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

Investments in Real Estate and Real Estate Related Securities

We intend to invest in primarily stabilized, income-oriented commercial real estate in the United States in a range of asset types, which may include a primary focus on themes that benefit the most from EQT Real Estate’s extensive experience as a real estate solutions provider to large corporate tenants. As of December 31, 2024, we owned four industrial properties. For an overview of our real estate investments, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Portfolio.”

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

Our real estate related securities portfolio may have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or the Operating Partnership. We may seek to obtain lines of credit under which we would reserve borrowing capacity. Borrowings under lines of credit may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.

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

For an overview of our borrowings, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Our Taxation as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), for the year ended December 31, 2024. If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our earnings to the extent we distribute 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

See Item 1A, “Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Governmental Regulations

As an owner of real estate, we are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

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

Environmental, Social and Governance (“ESG”)

EQT Real Estate’s approach to ESG is informed by and aligned with EQT’s mission to future-proof companies and make a positive impact. With a dedicated ESG team, EQT Real Estate applies this thinking to the needs and opportunities specific to the activities of our real estate investment management in establishing priorities related to environmental, social, and governance operations.

EQT Real Estate will prioritize ESG to align with tenant demand in our target markets for sustainable, efficient and healthy places to do business and live. Additionally, we will align our ESG actions to improvement opportunities as part of our investment strategy. These activities may include the following:

●	Incorporating environmental risk assessment in the due diligence and underwriting process for all acquisitions;
●	Applying EQT Real Estate’s platform approach to deployment of on-site solar, lighting retrofits and other technology, where applicable;
●	Aligning with industry standards such as Leadership in Energy and Environmental Design (“LEED”), Building Research Establishment Environmental Assessment Method (“BREEAM”), ENERGY STAR and others, as appropriate, to the specifics of each asset type; and
●	Implementing the data collection processes, hardware and software necessary to measure, track and improve asset-level utility performance.

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

EQT Exeter Real Estate Income Trust, Inc. is a newly formed entity with a limited operating history. We may not be able to achieve our investment objectives. As of the date of this Annual Report, we have acquired four properties. We cannot assure you that the past experiences of our Adviser or its affiliates will be sufficient to allow us to achieve our investment objectives. As a result, an investment in our shares of common stock entails more risk than the shares of common stock of a REIT with a substantial operating history.

Our offerings are blind-pool offerings, and thus you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate related securities that we may acquire in the future, except for investments that may be described in one or more supplements to our prospectus. We will seek to invest substantially all of the net proceeds from our offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate related securities. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of our Adviser to select suitable and successful investment opportunities. Furthermore, our Adviser has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

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

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases of Class T, Class S, Class D, Class I,Class E, Class A-I and Class A-II shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock, if any, but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV attributable to stockholders at the end of the immediately preceding three months).

EQT Real Estate Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Real Estate Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases and (3) upon a repurchase request, the Operating Partnership will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction.

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

Events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility (including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties and tariffs, inflationary pressures or higher interest rates, the actual or perceived instability in the U.S. banking system, ongoing hostilities between Russia and Ukraine and between Israel and Hamas and the international community’s response thereto and other geopolitical events affecting the financing markets generally), may be prolonged and severe and could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. If we decide to satisfy all or a large amount of repurchase requests, our cash flow and liquidity could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

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

If we are unable to raise substantial funds in our offerings, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.

Our offerings are being made on a “best efforts” basis, meaning that the dealer manager for the offerings, EQTE Brokerage, LLC (the “Dealer Manager”), is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the offerings may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

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

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report. We have a limited operating history, and we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

●	our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
●	our inability to generate sufficient income from our investments;
●	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
●	defaults in our investment portfolio or decreases in the value of our investments.

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

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale or repayment of our assets, borrowings, return of capital, offering proceeds or the temporary deferral or waiver of fees and expense reimbursements (including the payment of fees with shares of our stock). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which our Adviser elects to receive its management fee in Class E shares or Class E units, the extent to which the Special Limited Partner elects to receive distributions on its performance participation interest in Class E units, how quickly we invest the proceeds from our offerings and the performance of our investments. Funding distributions from the sale of or repayment of our assets, borrowings, return of capital, offering proceeds or the temporary deferral or waiver of fees and expense reimbursements will result in us having less funds available to acquire properties or other real estate related securities. As a result, the return you realize on your investment may be reduced. Funding distributions from such sources may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of our Adviser’s management fee and the Special Limited Partner’s performance participation interest.

If we quickly raise a substantial amount of capital, we may have difficulty investing it in a timely manner.

If we quickly raise offering proceeds, we may have difficulty identifying and purchasing suitable investments on attractive terms. Therefore, there could be a delay between the time we receive net offering proceeds from the sale of shares of our common stock and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to generate returns and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to invest the net offering proceeds of the offerings promptly, our results of operations and financial condition may be adversely affected.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our Company and our stockholders under Maryland law and our charter in connection with their management of our Company. At the same time, we, as general partner, have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and to its partners may come into conflict with the duties of our directors and officers to our Company and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

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

We have retained the Dealer Manager, an affiliate of our Adviser, to conduct our public and private offerings. The Dealer Manager is a recently formed company with no prior operating history, and our public offering is the first offering conducted by the Dealer Manager. The success of our public offering, and our ability to implement our business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of licensed securities broker-dealers to sell our shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing a sufficient network of selected dealers to distribute shares in our public offering, our ability to raise offering proceeds will be limited and our investment strategy may be adversely affected. In addition, in the future, the Dealer Manager may serve as a broker-dealer for other issuers that are our affiliates. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our public offering and such future offerings, which could adversely affect our ability to raise proceeds through our public offering and implement our investment strategy. Further, the selected dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

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

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

●	staggering the board of directors into three classes;
●	requiring a two-thirds vote of stockholders to remove directors;
●	providing that only the board of directors can fix the size of the board;
●	providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
●	providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.

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

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

●	80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
●	two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,300,000,000 shares of capital stock, of which 2,200,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares, 500,000,000 shares are classified as Class I shares, 100,000,000 shares are classified as Class E shares, 50,000,000 are classified as Class A-I shares and 50,000,000 are classified as Class A-II shares and 100,000,000 shares are classified as preferred stock, of which 220 shares are classified as Class A shares. In addition to our current public and private offerings, we may issue additional shares in future offerings and have and may in the future issue Operating Partnership units to holders other than us. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in our current or future public offerings; (2) issue additional shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire, or (5) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. In addition, we may be obligated to issue shares of our common stock or units in our Operating Partnership to our Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation. To the extent we issue additional shares of common stock after your purchase, your percentage ownership interest in us will be diluted. Because we will hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after your purchase, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any issuance of units in our Operating Partnership could result in the issuance of a corresponding number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

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

We have incurred substantial organization and offering expenses. Although our Adviser has agreed to pay these costs on our behalf through March 19, 2026, we must reimburse our Adviser for them over a five-period, subject to a cap. Although the net asset value of our shares will only be affected by this liability as it is paid, the net tangible book value of our shares is a GAAP figure and must reflect the full amount of the liability as of March 19, 2024, which is the date on which we broke escrow for our public offering, and thereafter, as incurred. Additionally, our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (a) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (b) March 19, 2026, the second anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date. Although the net asset value of our shares will only be affected by this liability as it is paid, under GAAP the net tangible book value of shares must reflect this liability as of the date on which we broke escrow for the public offering, and thereafter, as incurred. As a result, the net tangible book value of your shares will be less than the amount you paid for them. Moreover, purchasers of Class T, S and D shares have to pay an upfront commission for their shares, further widening the spread between your purchase price and the net tangible book value of your shares. As a result, you will experience immediate dilution in the net tangible book value of your investment.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;
●	natural disasters such as earthquakes, tornadoes and hurricanes;
●	disease pandemics;
●	events arising from local or larger scale political or social matters, including terrorist acts and war; and
●	cyber incidents.

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

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

●	changes in global, national, regional or local economic, demographic or capital market conditions (including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties and tariffs, ongoing hostilities between Russia and Ukraine and between Israel and Hamas and the international community’s response thereto and other geopolitical events affecting the financing markets generally);
●	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
●	risk of property obsolescence;
●	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
●	increased competition for properties targeted by our investment strategy;
●	bankruptcies, financial difficulties or lease defaults by our tenants, particularly for tenants with net leases for large properties;
●	inflation;

●	increasing or sustained elevated interest rates and lack of availability of financing; and
●	changes in government rules, regulations and fiscal policies, including changes in tax laws and increases in property taxes, changes in zoning laws, climate-change initiatives, limitations on rental rates and increasing costs to comply with environmental laws.

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

The current ongoing conflicts between Russia and Ukraine and between Israel and Hamas and the international community’s response thereto have resulted in rising geopolitical tensions. As further military conflicts and economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events or how long they will last. Depending on direction and timing, such conflicts may exacerbate normal risks associated with the performance of our investments.

Currently, market uncertainty and volatility are heightened for a variety of reasons, including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, such as with respect to treaties and tariffs. The U.S. government has imposed, and may in the future impose, tariffs on certain foreign goods, including steel and aluminum, or on goods from particular countries. Some foreign governments have imposed, or may in the future impose, retaliatory tariffs on certain U.S. goods. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

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

Certain countries have been susceptible to epidemics and pandemics, such as the novel coronavirus, known as COVID-19. The outbreak of such epidemics or pandemics, and the uncertainties and disruptions resulting therefrom, have had and may in the future have a negative impact on the economy and business activity globally (including in the markets in which we expect to invest), and thereby could adversely affect the performance of our future investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics or pandemics could have particularly adverse impacts on certain industries and may also have particular negative effects on certain regions in which we may invest.

Inflation may adversely affect our financial condition and results of operations.

While the United States inflation rate eased somewhat in 2024, inflation remains elevated, and it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising or sustained periods of elevated inflation could have an adverse impact on our operating costs, including any floating rate mortgages and credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our rents, where applicable.

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

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our income, performance, operations and ability to pay distributions.

Rental income from real property constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations, performance and our ability to pay distributions.

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

As of December 31, 2024, the leases with Amazon.com Services LLC represent approximately 70% of our portfolio’s annualized base rent and the lease with Shoals Technologies Group, LLC represents approximately 18% of our portfolio’s annualized base rent. If the tenants and the guarantors of these leases became unable to honor their obligations to us, our results of operations and financial condition would be adversely affected and the value of your investment in us could decline substantially.

As of December 31, 2024, the leases with Amazon.com Services LLC represent approximately 70% of our portfolio’s annualized base rent and the lease with Shoals Technologies Group, LLC represents approximately 18% of our portfolio’s annualized base rent. The obligations of Amazon.com Services LLC under its leases with us are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). The obligations of Shoals Technologies Group, LLC under its lease with us are guaranteed by its parent, Shoals Technologies Group, Inc. (“Shoals”). Due to this concentration of credit risk, sufficiently adverse developments with respect to Amazon’s or Shoals’ business such that their respective subsidiaries could not honor their lease obligations or such that Amazon or Shoals could not honor their respective guarantees would adversely affect our results of operations and financial condition and the value of your investment in us could decline substantially.

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

We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

●	we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
●	we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
●	acquired properties may fail to perform as expected;
●	acquired properties may be located in markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

●	we may be unable to integrate new acquisitions efficiently, particularly acquisitions of portfolios of properties, into our existing operations.

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

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social governance, real property, regulatory and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties will be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our Adviser’s reduced control of the functions that are outsourced. In the due diligence process and making an assessment regarding a potential investment, our Adviser will rely on the resources available to it, including information provided by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk-management procedures described in the prospectus, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.

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

In addition, in connection with any investments in which we participate alongside any Other EQT Real Estate Accounts, our Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other EQT Real Estate Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other EQT Real Estate Accounts.

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

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with affiliates of our Adviser) include:

●	The joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture.
●	Our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us.

●	Tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests.
●	The joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours.
●	Under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of our Adviser.
●	Under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we could be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so.
●	Our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.
●	Under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital.
●	Under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time we determine it would be advantageous to exit.
●	The joint venture partner could have a right of first refusal, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

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

We have invested in an industrial property that is subject to a ground lease, and we may from time to time in the future invest in real properties without acquiring title to the underlying land. This means that while we would have a right to use the property, we would not hold fee title to the underlying land. Accordingly, we would have no economic interest in the land or, in many instances the improvements located on the land, at the expiration of the ground lease, easement or permit. As the remaining term of a ground lease gets shorter, the prospect of expiration of the ground lease can result in a discount in its value and difficulty in subleasing the property. In addition, a default by us under the ground lease or easement could cause a termination of the ground lease or easement, which may adversely impact our investment performance. Finally, there are complexities associated with financing a ground leasehold or easement interest.

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

We have invested and expect to continue to invest in commercial properties subject to net leases, which could subject us to losses.

We have invested and expect to continue to invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.

We have invested in commercial properties subject to net leases that are occupied by a single tenant and we may make such investments in the future. The success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

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

Increased levels of unemployment in residential markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, residential occupancy and rental rates have historically been adversely affected by:

●	oversupply or reduced demand for apartment homes;
●	rental residents deciding to share rental units and therefore rent fewer units;
●	potential residents moving back into family homes or delaying leaving family homes;
●	a reduced demand for higher-rent units;
●	a decline in household formation;
●	persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
●	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents sufficiently to offset increases in operating costs;

●	the inability or unwillingness of residents to pay rent increases; and
●	increased collection losses.

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

We may invest in properties on which developments or improvements are to be constructed or completed. As such, we may be subject to the risks associated with development and construction activities including the following:

●	long periods of time may elapse between the commencement and the completion of our projects;
●	our original estimates may not be accurate and our actual construction and development costs may exceed those estimates;
●	the level of interest of potential tenants for a recently launched development may be low;
●	construction materials and equipment may be unavailable or cost more than expected due to changes in supply and demand;
●	construction and sales may not be completed on time, resulting in a cost increase;
●	we may not be able to acquire or we may pay too much for the land we acquire for new developments or properties;

●	we may be unable to obtain construction financing for development activities on favorable terms, including but not limited to interest rates, term and/or loan-to-value ratios, or at all, which could cause us to delay or even abandon potential developments;
●	labor may be in limited availability;
●	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such development opportunities;
●	availability and timely receipt of zoning, occupancy and other regulatory approvals and required governmental permits and authorizations; and
●	changes in tax, real estate and zoning laws may be unfavorable to us.

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

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities to finance certain multifamily investments. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

●	make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;
●	hinder our ability to refinance any completed multifamily assets;
●	decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and
●	require us to obtain other sources of debt capital with potentially different terms.

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

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and real estate collateral relating to our investments and may include economic and market fluctuations, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in building, environmental, zoning and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the ongoing hostilities between Russia and Ukraine and between Israel and Hamas), changes in the demand for or real estate values generally and other factors that are beyond the control of our Adviser. Such changes may develop rapidly, and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments, which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and uncertainty in the markets. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower-yielding investments, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. Increases in interest rates could negatively impact the price of debt instruments and could adversely affect the value of any debt investments we make and the NAV per share of our common stock.

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

We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk-retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time may include assets or properties owned directly or indirectly by one or more Other EQT Real Estate Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. See also the risks described below in “—The CMBS in which we may invest are subject to all of the risks of the underlying commercial mortgage loans.”

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

Risks Related to Debt Financing

We incur mortgage indebtedness and other borrowings, which increases our financial risks, could hinder our ability to make distributions and could decrease the value of your investment.

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

Our results of operations, financial condition and business may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities) and derivative instruments, in addition to transaction or asset specific funding arrangements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

●	general economic or market conditions;
●	the market’s view of the quality of our assets;
●	the market’s perception of our growth potential; and
●	our current and potential future earnings and cash distributions.

We may need to periodically access the capital markets to, among other things, raise cash to fund new investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain financing on favorable terms or at all.

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

Increasing or sustained elevated interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. We may obtain variable rate loans, and as a result, increases in interest rates or sustained elevated interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any indebtedness that we may incur.

The volatility of the credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise and investor demand for high-yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

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

Our Adviser, the Dealer Manager and their affiliates receive substantial fees from us, which fees were not negotiated at arm’s length. Such fees could influence our Adviser’s advice to us as well as the judgment of its affiliates, some of whom also serve as our executive officers and our directors. Among other matters, these compensation arrangements could affect their judgment with respect to:

●	the continuation, renewal or enforcement of our agreements with our Adviser and its affiliates, including the Advisory Agreement, the Dealer Manager Agreement, property management and leasing agreements, and development and construction agreements;
●	equity offerings by us, including using our securities to acquire portfolios or other companies, which would entitle our Adviser to additional management fees, which are based on our aggregate NAV irrespective of stockholder returns;
●	the recommendation of higher-yielding but riskier investments, which may be encouraged by the Special Limited Partner’s performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share;
●	recommendations to our board of directors with respect to developing, overseeing, implementing, coordinating and determining our NAV and our NAV procedures, the provision of forward-looking property-level information to the Independent Valuation Advisor or the decision to adjust the value of certain of our assets or liabilities in connection with the determination of our NAV, especially given that the advisory fees we pay our Adviser, the Special Limited Partner’s performance participation interest and the fees we pay the Dealer Manager are based on our NAV;
●	redemptions, which have the effect of reducing management fees payable to our Adviser;
●	asset sales, which have the effect of reducing management fees if the proceeds are distributed to our stockholders rather than reinvested; and
●	whether we engage affiliates of our Adviser for other services, which affiliates may receive fees in connection with the services regardless of the quality of the services provided to us.

These conflicts of interest may not be resolved in our favor.

Our Adviser and its affiliates have interests in other programs or accounts sponsored, advised or managed by our Adviser or its affiliates, which gives rise to conflicts of interest.

Our Adviser and its affiliates sponsor, advise or manage Other EQT Real Estate Accounts. All of our executive officers and our affiliated directors are also officers, directors, managers and/or key professionals of and/or holders of direct or indirect interests in (i) our Adviser, (ii) other affiliated investment advisers that are the sponsor, adviser or manager of Other EQT Real Estate Accounts, or (iii) Other EQT Real Estate Accounts. Our Adviser and its affiliates have legal and financial obligations with respect to Other EQT Real Estate Accounts sponsored, advised or managed by them. In the future, our Adviser and its affiliates are expected to sponsor, advise and manage Other EQT Real Estate Accounts.

Conflicts of interest may arise between us and the current and future Other EQT Real Estate Accounts sponsored, advised or managed by our Adviser and its affiliates, including with respect to:

●	the allocation of investment opportunities among Other EQT Real Estate Accounts sponsored, advised or managed by our Adviser and its affiliates (see “—Certain Other EQT Real Estate Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities” below);

●	the allocation of personnel and time among Other EQT Real Estate Accounts sponsored, advised or managed by our Adviser and its affiliates;
●	the acquisition of assets from, or the sale of assets to, Other EQT Real Estate Accounts; and
●	competition from Other EQT Real Estate Accounts for tenants when leasing a property, for purchasers when selling an asset or for service providers.

These conflicts of interest could result in decisions that are less favorable to us than they otherwise would be.

Certain Other EQT Real Estate Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities.

We rely on our Adviser to present investment opportunities to us. Our Adviser and its affiliates also sponsor, advise and manage Other EQT Real Estate Accounts. While our Adviser believes our investment objectives, guidelines and strategy are generally distinct from Other EQT Real Estate Accounts, there will be overlap of real property and real estate related securities investment opportunities with certain Other EQT Real Estate Accounts that are actively investing and similar overlap with future Other EQT Real Estate Accounts. This overlap could create conflicts of interest, which our Adviser and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with their prevailing policies and procedures.

With respect to Other EQT Real Estate Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities will be allocated among us and one or more Other EQT Real Estate Accounts in accordance with our Adviser’s prevailing policies and procedures on a basis that our Adviser and its affiliates determine to be fair and reasonable in their sole discretion, subject to the following considerations: (i) any applicable investment objectives of ours and such Other EQT Real Estate Accounts (which, for us, includes our primary objective of providing attractive current income in the form of regular, stable cash distributions), (ii) any investment limitations, parameters or contractual provisions of ours and such Other EQT Real Estate Accounts (e.g., a joint venture between us and an Other EQT Real Estate Account must be approved by a majority of our directors (including a majority of our independent directors) as being fair and reasonable to us and on substantially the same, or more favorable, terms and conditions as those received by other joint venture partners), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) maintaining structuring and financing flexibility, (v) legal, tax, accounting and regulatory considerations, (vi) any other requirements or considerations set forth in the governing documents of any Other EQT Real Estate Account and (vii) other considerations deemed relevant by our Adviser and its affiliates (including, without limitation, qualifying and maintaining our qualification as a REIT and our ability to avoid registration as an investment company under the Investment Company Act).

Currently, Other EQT Real Estate Accounts invest in “core+” real estate assets in the United States (which are generally substantially stabilized assets, but typically with shorter lease durations and higher return targets than we will target), with a focus on major U.S. markets. Additionally, in the future, our Adviser may launch Other EQT Real Estate Accounts that will focus on industrial, office and multi-family investments in major U.S. markets (collectively, the current and future accounts with similar investment strategies, the “Private Core+ Accounts”).

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

To the extent an investment satisfies the investment objectives of us and the Private Core+ Accounts on the same terms, such investment will be allocated in accordance with our Adviser’s prevailing policies and procedures described above (including maintaining our ability to avoid registration as an investment company under the Investment Company Act). To the extent we acquire properties through joint ventures with Other EQT Real Estate Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other EQT Real Estate Accounts. Generally, the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture.

Furthermore, certain of the Other EQT Real Estate Accounts that invest in “value-add” real estate and real estate related assets in the United States (which often are undermanaged assets and with higher potential for equity appreciation) have priority over us with respect to such investment opportunities (together with future accounts with similar investment strategies, the “Select Value-Add EQT Real Estate Accounts”). As of December 31, 2024, there is one Select Value-Add EQT Real Estate Account currently investing in real estate in the United States. No Other EQT Real Estate Accounts other than Select Value-Add EQT Real Estate Accounts have priority over us with respect to investment opportunities.

Our Adviser and its affiliates will calculate available capital, weigh the factors described above (which will not be weighted equally) and make other investment allocation decisions in accordance with their prevailing policies and procedures in their sole discretion. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other EQT Real Estate Accounts. The amounts and forms of leverage utilized for investments will also be determined by our Adviser and its affiliates in their sole discretion, subject to the limitations of our charter and oversight of our board of directors. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Our Adviser is entitled to amend its policies and procedures at any time without prior notice or our consent.

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

Our Adviser is a global institutional real estate operator and investment fund manager that manages multiple investment strategies for Other EQT Real Estate Accounts. As part of its investment advisory activities, our Adviser and its affiliates sometimes come into possession of material non-public or price-sensitive information regarding other issuers, including both public and private companies, information that it will be prohibited from using for our benefit. This may occur, for example, if our Adviser obtains material, non-public information or enters into a nondisclosure agreement if it is contemplating a transaction in furtherance of certain investment strategies. Our Adviser may therefore be precluded from effecting transactions in issuers for our account as a result of the receipt of confidential or material, non-public information in furtherance of strategies on behalf of Other EQT Real Estate Accounts.

The financial or other benefits received by our Adviser from us may be less than such benefits received by our Adviser from Other EQT Real Estate Accounts.

A conflict of interest arises where the financial or other benefits available to our Adviser or its affiliates differ among the programs and accounts that it manages. If the amount or structure of the management fee, the Special Limited Partner’s performance participation interest and/or our Adviser’s or its affiliates’ compensation differs among programs and accounts (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Adviser or its affiliates might be motivated to help certain programs or accounts over others. Similarly, the desire to maintain assets under management or to enhance our Adviser’s performance record or to derive other rewards, financial or otherwise, could influence our Adviser or its affiliates in affording preferential treatment to those programs or accounts that could most significantly benefit our Adviser or its affiliates. Our Adviser may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor certain programs or accounts. Additionally, our Adviser, our Sponsor or their affiliates might be motivated to favor programs or accounts in which they own a greater ownership interest than their ownership interest in us. If an investment professional at our Adviser or its affiliates does not personally hold an investment in us but holds investments in other EQT Real Estate-affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

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

Our Adviser may have interests in recommending that we invest alongside Other EQT Real Estate Accounts and such interests could cause us to make acquisitions that we otherwise would not make.

Our Adviser and its affiliates may become aware of investment opportunities that are too big for us or any Other EQT Real Estate Account to take on individually but which we and Other EQT Real Estate Accounts could acquire collectively. Our Adviser may have incentives to recommend that we invest in such an opportunity even if it would not be in our best interest in order that the Other EQT Real Estate Accounts not miss out on the opportunity and in order that our Adviser and its affiliates not miss out on the opportunity for higher fee income. The existence of Other EQT Real Estate Accounts and the possibility of investments alongside them, therefore, increases the risk that we may participate in an acquisition that is not in our best interest.

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

Our Adviser will receive or obtain various kinds of data and information from us, Other EQT Real Estate Accounts and portfolio companies, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” Our Adviser may enter into arrangements regarding information sharing and use with us, Other EQT Real Estate Accounts, portfolio companies, related parties and service providers which will give our Adviser access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. Although our Adviser believes that these activities improve our Adviser’s investment management activities on our behalf and on behalf of Other EQT Real Estate Accounts, information obtained from us also provides material benefits to our Adviser or Other EQT Real Estate Accounts without compensation or other benefit accruing to us or our stockholders.

Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, our Adviser will generally be free to use data and information from our activities to assist in the pursuit of our Adviser’s various other activities, including to trade for the benefit of our Adviser or an Other EQT Real Estate Account.

The sharing and use of “big data” and other information presents potential conflicts of interest, and any benefits received by our Adviser or its personnel (including fees, costs and expenses) will not offset our Adviser’s management fee or otherwise be shared with investors. As a result, our Adviser has an incentive to pursue investments that generate data and information that can be utilized in a manner that benefits our Adviser or Other EQT Real Estate Accounts.

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

We intend to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2024. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we may fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

●	we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;
●	any resulting tax liability could be substantial and could have a material adverse effect on our book value;
●	unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
●	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

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

A “non-U.S. holder” is a beneficial owner of our common stock that is neither a U.S. holder nor a partnership (or an entity treated as a partnership for U.S. federal income tax purposes). The term “U.S. holder” means a beneficial owner of our common stock that is for U.S. federal income tax purposes:

●	a citizen or resident of the United States;
●	a corporation (or an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any State thereof or the District of Columbia;
●	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
●	a trust if it (i) is subject to the primary supervision of a court within the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (ii) has a valid election in effect under applicable Treasury regulations to be treated as a U.S. person.

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

Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “international organizations” as foreign persons for this purpose. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were “regularly traded” on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. However, it is not anticipated that our common stock will be “regularly traded” on an established market.

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

Additional changes to the tax laws are likely to continue to occur. We anticipate that legislative and regulatory changes, including tax reform, may be likely in the 119th Congress, which convened in January 2025. We cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. The impact of tax reform on an investment in our shares is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the Internal Revenue Service (“IRS”) has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

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

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs or Keogh plans. If you are investing the assets of any such benefit plans in our common stock, you should satisfy yourself that:

●	the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
●	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
●	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
●	the investment will not impair the liquidity of the trust, plan or IRA;
●	the investment will not produce “unrelated business taxable income” for the plan or IRA;
●	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
●	the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As an externally managed company, our day-to-day operations are managed by our Adviser and our executive officers under the oversight of our board of directors. We rely on IT systems, data hosting and other hardware and software platforms which are hosted by EQT, the parent company of our Advisor. As such, we are reliant on EQT for assessing, identifying and managing cybersecurity risk as part of its and our overall Risk Management Framework.

Cybersecurity risk is an important and continuously evolving focus for us, EQT, and EQT’s affiliates. EQT maintains a cybersecurity program as part of its and our Risk Management Framework, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by EQRT, from anticipated threats or hazards. EQT utilizes a variety of protective measures as a part of its and our cybersecurity program. These measures include:

●	Risk Identification: EQT utilizes a combination of internal processes and third-party services to identify potential information security vulnerabilities and threats. This includes threat intelligence, vulnerability management and various security assessments.
●	Risk Assessment: Identified risks are assessed and ranked on at least an annual basis using a likelihood and impact assessment as part of EQT’s enterprise risk framework. In addition, the security team has an information security risk management process in place, through which risks are continuously assessed, managed and reported upon.
●	Risk Management: Risks are managed based on their severity in relation to the established risk appetite. EQT has in place several risk-mitigating controls, blending preventative, detective, and reactive measures with an emphasis on identity verification, least privilege, micro-segmentation, and a strong security culture. To this foundation, EQT adds critical components like data protection endpoint security, secure configurations, advanced monitoring and threat detection, robust incident and business continuity plans for effective response. EQT continuously modifies its controls in line with its and our current risk landscape.
●	Incident Management: EQT has implemented a security incident response plan for prompt and effective handling of cyber incidents. This plan is executed by a tiered response team: a 24/7 Security Operations Center serves as the first line of defense, followed by EQT’s internal security team as the second tier, and an expert incident response and forensics firm as the third. Additional support from external legal counsel is available when necessary. The strategy ensures collaboration with key functions like Risk, Regulatory & Compliance, Corporate Legal and Communications. Detailed playbooks within the plan outline specific actions for various security incident types. At the corporate level, an incident reporting and management process involves EQT’s Chief Information Security Officer (“CISO”). Should an incident pertain to cybersecurity, it activates the security incident response plan.
●	IT General Controls (“ITGCs”): EQT has implemented an ITGC framework to ensure the integrity and security of its systems. This framework ensures that access to systems is appropriately granted, monitored and maintained. It also ensures that changes to systems are reviewed, approved and implemented in a controlled manner. Additionally, the framework encompasses other critical security measures including data backup procedures and ongoing monitoring to safeguard operations.
●	Ongoing Testing: EQT’s comprehensive program encompasses a range of measures and enterprise-level drills. This includes conducting phishing test campaigns, mandatory annual training, annual penetration tests, and disaster recovery tests to ensure EQT’s systems resilience. At the enterprise level, EQT also holds an annual tabletop exercise for EQT’s core and extended crisis management teams, simulating various hypothetical scenarios to assess our preparedness and response strategies.

EQT’s technology systems and those of its, the Adviser’s and our third-party service providers are vital for sustaining our operations and strategic initiatives. To manage the risks inherent in these vendor relationships effectively, EQT has established a series of processes. EQT and the Adviser engage only with third parties that align with our stringent cybersecurity standards, demanding that these providers demonstrate strong capabilities in key areas such as data protection, incident preparedness, continuity, and vendor risk management. Adopting a risk-based strategy allows EQT to prioritize its efforts, focusing on the most critical vendors to ensure its attention is directed where it is most needed. In regards to EQT’s most critical vendors, EQT requires substantial and credible third-party assurances, such as Service Organization Control Type 2 certifications (“SOC 2”) and International Organization for Standardization (“ISO”) certifications, ensuring they meet its high cybersecurity standards.

Further, the contracts for EQRT, the Adviser and EQT include stringent data protection and liability clauses in the event of a breach.

Governance and Oversight

EQT’s cybersecurity governance structure is led by the CISO, responsible for EQT’s cybersecurity program. The CISO has 15 years of experience working with cybersecurity, business continuity, risk management and technology across several industries and holds a Master and a Bachelor of Computer Science and Engineering. The CISO heads the Security and Platform Engineering Team (“SPET”) of dedicated information security professionals and platform engineers, concentrating on the security and stability of the technical platform. SPET collaborates closely with other technology teams, such as the EQT information technology operations team. The CISO reports to the Information Security Steering Committee (the “Steering Committee”), comprised of select Executive Committee members of EQT. The Steering Committee receives quarterly updates from the CISO. Furthermore, the CISO also reports annually to EQT’s Audit Committee and twice a year to a member of EQT’s board appointed to oversee cybersecurity risk. In addition, the Group Risk Function reports to the Risk Committee at least three times per year.

At the EQRT level, oversight of cybersecurity is the responsibility of our board of directors, receiving at least annual updates on EQT’s cybersecurity program and receiving prompt notice regarding any material cybersecurity incidents that are relevant to EQRT, as well as ongoing updates regarding such incidents. EQT’s cybersecurity program and processes also provide incident escalation to our Chief Financial Officer for any security incidents that meet pre-established reporting thresholds. EQRT’s Chief Financial Officer determines if any cybersecurity events have taken place at the EQRT level and assesses whether those events are material to EQRT based on quantitative and qualitative criteria determined by EQRT’s management, supported by external advisors. When determining the materiality of a cybersecurity event, EQRT considers the actual and potential impact on the EQRT operations, strategy, performance, cash flows and financial condition. EQRT adheres to EQT’s Incident Handling Playbook and employee awareness training requirements.

Both EQT and our Adviser remain committed to adopting the highest cybersecurity standards and practices, continuously enhancing their cybersecurity capabilities, and prioritizing the safeguarding of company and customer data from potential threats. In the last fiscal year, EQT and EQRT have not experienced any cybersecurity incidents that have materially affected us or are reasonably likely to have materially affected our operations, strategy, performance, cash flows or financial health. See Part I, Item 1A, “Risk Factors—Risks Related to Our Organization Structure—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.”

Item 2. Properties

As of December 31, 2024, we owned four industrial properties. For an overview of our real estate investments, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Principal Executive Offices

Our principal executive offices are located at Five Radnor Corporate Center, 100 Matsonford Road, Suite 250, Radnor, Pennsylvania 19087.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 28, 2025, we had five stockholders of record of Class E common shares, 38 stockholders of record of Class I common shares, 245 stockholders of record of Class A-I common shares, 18 stockholders of record of Class A-II common shares and no holders of record of Class T, Class S or Class D common shares. In addition, there were approximately 19,628,251.46 Class E units of our Operating Partnership outstanding held by EQT Real Estate Holdings.

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

We are also conducting private offerings of our Class A-I shares and Class A-II shares to accredited investors. The primary offering of Class A-I shares terminated on January 2, 2025 and the distribution reinvestment plan offering for Class A - I shares is ongoing. We commenced the separate private offering of our Class A-II shares to accredited investors in January 2025. Both private offerings are being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions. No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to any purchases of Class A-I or Class A-II shares. Class A-I and Class A-II shares are subject to a lower management fee than Class T, Class S, Class D and Class I shares and the same performance participation allocation to the Special Limited Partner as the Class T, Class S, Class D and Class I shares.

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

The following table presents the upfront selling commissions and dealer manager fees payable at the time the shares are acquired in the primary component of our offerings:

	Maximum Upfront	Maximum Upfront
	Selling Commissions	Dealer Manager Fees
	as a % of Transaction Price	as a % of Transaction Price
Class T (1) shares	up to 3.0%	0.50%
Class S shares	up to 3.5%	None
Class D shares	up to 1.5%	None
Class I shares	None	None
Class A-I shares	None	None
Class A-II shares	None	None
(1)	Such amounts may vary at certain selected dealers, provided that the sum will not exceed 3.5% of the transaction price.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers. No upfront selling commissions or dealer manager fees are paid with respect to shares of any class sold pursuant to our distribution reinvestment plan.

The following table shows the distribution fees we pay the Dealer Manager with respect to each class of our common shares available for sale in our offerings on an annualized basis as a percentage of our NAV for such class. The distribution fees will be paid monthly in arrears.

Distribution Fee as a % of NAV
Class T (1) shares	0.85% (1)
Class S shares	0.85%
Class D shares	0.25%
Class I shares	None
Class A-I shares	None
Class A-II shares	None
(1)	Consists of a representative distribution fee and a dealer distribution fee.

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

Purchase Price

During the escrow period (described below), the per share purchase price for shares of our common stock was $10.00, plus applicable upfront selling commissions and dealer manager fees. After the close of the escrow period, each class of shares is sold at the then-current transaction price, which will generally be the prior month’s NAV per share for such class, plus applicable upfront selling commissions and dealer manager fees.

The determination of our NAV per share is conducted in accordance with our valuation policies and procedures. For a detailed discussion of the methodology and assumptions used in determining the NAV per share, please refer to “ Net Asset Value” below and the “Net Asset Value Calculation and Valuation Guidelines” section of our prospectus.

The following table presents our monthly NAV per share for each of the seven classes of our common stock as of the last calendar day of each month since we commenced calculating our NAV through December 31, 2024:

	Class T	Class S	Class D	Class I	Class E	Class A-I	Class A-II
	Shares	Shares	Shares	Shares	Shares	Shares	Shares
March 31, 2024	$—	$—	$—	$—	$9.99	$—	$—
April 30, 2024	—	—	—	—	10.00	—	—
May 31, 2024	—	—	—	—	10.03	—	—
June 30, 2024	—	—	—	—	10.05	—	—
July 31, 2024	—	—	—	—	10.09	—	—
August 31, 2024	—	—	—	—	10.05	—	—
September 30, 2024	—	—	—	10.01	10.01	—	—
October 31, 2024	—	—	—	10.66	10.75	10.70	—
November 30, 2024	—	—	—	10.55	10.88	10.29	—
December 31, 2024	—	—	—	10.61	10.94	10.46	—

Escrow Period

The terms of the public offering required us to hold investors’ funds from the public offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the public offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Real Estate Holdings for an aggregate purchase price of $62,200,000, or $10.00 per unit. See Item 1, “Business—Sponsor Commitment.” As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the public offering. No shares were issued or sold in the public offering in connection with breaking escrow. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania.

Class E Stock or Units

Class E shares of our common stock and Class E units of the Operating Partnership are not available for purchase in our public offering. Class E shares and Class E units are only available for purchase in private transactions by (i) our Adviser, our Sponsor and their affiliates, (ii) employees of our Adviser, our Sponsor and their affiliates and (iii) our officers and directors. During the escrow period, the per share purchase price for shares of our Class E common stock and Class E units of the Operating Partnership was $10.00. After the close of the escrow period, Class E shares and Class E units are sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class.

Net Asset Value

The NAV for each class of shares is based on the net asset values of our investments (including real estate related securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including class-specific accruals, in all cases as described in our valuation guidelines.

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our Adviser and our independent valuation advisor in connection with estimating the fair values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. From time to time, our board of directors, including a majority of our independent directors, may adopt changes to the valuation guidelines if it determines that such changes are likely to result in a more accurate reflection of our NAV or a more efficient or less costly procedure for the determination of our NAV without having a material adverse effect on the accuracy of such determination or otherwise reasonably believes a change is appropriate for the determination of our NAV.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities and will likely differ from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with U.S. generally accepted accounting principles (“GAAP”). To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. Our Adviser will utilize independent third parties to calculate the fair value of our real estate properties. We expect our Adviser to calculate the fair value of our other assets and liabilities, though our Adviser may retain additional third-parties to assist with our valuations of certain investments.

Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While our independent valuation advisor is responsible for providing monthly restricted appraisal reports of our real estate properties and reviews of third-party appraisals, our independent valuation advisor is not responsible for, nor does it prepare or calculate, our monthly NAV. Our Adviser is ultimately responsible for the determination of our monthly NAV. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate our NAV in a certain way. As a result, other public non-traded REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.

Our NAV per share for each class of shares will be calculated monthly by State Street Bank and Trust Company based on information obtained from our independent valuation advisor, third-party real property appraisals and other information provided by our Adviser, and such calculation will be reviewed and confirmed by our Adviser.

The following valuation methods are used for purposes of calculating the significant components of our NAV.

Consolidated Properties - For the purposes of calculating our monthly NAV, our properties will initially be valued at cost, which we expect to represent fair value at that time, subject to any variation pursuant to our valuation guidelines. In accordance with GAAP, we determine whether the acquisition of a property qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations. As such, the initial value of acquisitions that qualify as asset acquisitions will include transaction costs. Each property will then be valued by an independent third-party appraisal firm within the first three full months after acquisition and no less frequently than annually thereafter. Additionally, each month after the initial third-party appraisal, our independent valuation advisor will provide a restricted appraisal report for any real property that was not the subject of a third-party appraisal report during that month. All appraisals are reviewed by our Adviser, and our independent valuation advisor will review and provide an opinion as to the reasonableness of each appraisal report from a third-party appraisal firm. The primary methodology used to value properties is the income approach (discounted cash flow analysis), whereby a property’s value is calculated by determining the present value of an asset’s stream of future cash flows. Consistent with industry practices, the income approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value properties include sales comparisons and cost approaches.

Unconsolidated Properties Held Through Joint Ventures - Unconsolidated properties held through joint ventures generally will be valued in a manner and frequency that is consistent with the method described above and in our valuation guidelines for consolidated properties. Once the value of a property held by the joint venture is determined by an independent appraisal and our Adviser determines the fair value of any other assets and liabilities of the joint venture, the value of our interest in the joint venture would then be determined by our Adviser, which would be a percentage of the joint venture’s NAV.

Valuation of Real Estate Related Securities - In general, real estate related securities will be valued by our Adviser based on market quotations or at fair value determined in accordance with GAAP. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of our real estate related securities. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades as of the date of the valuation.

If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by our Adviser. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations).

The initial value of preferred equity investments and non-controlling investments in private companies will generally be the acquisition price of such investment. Each such investment will then be valued by our Adviser within the first three full months after we make such investment and no less frequently than quarterly thereafter. Our Adviser may utilize generally accepted valuation methodologies, which may include, but are not limited to, the market approach, cost approach and income approach, to value such preferred equity investments or non-controlling investments in private companies. These methodologies generally include inputs such as the multiples of comparable companies, the value and performance of underlying assets, select financial statement metrics, the stock price of the investment, volatility, strike price, risk-free interest rate, dividend yield and expected term, as applicable. For each month that our Adviser does not perform a valuation of such investments, it will review such investment to confirm that there have been no significant events that would cause a material change in value of such investment. The valuation of our real estate related securities will not be reviewed or appraised by our independent valuation advisor.

Liabilities - We will generally include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include fees payable to our Adviser and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, operating expenses, property-level mortgages, interest rate hedges, any portfolio-level credit facilities and other liabilities. All liabilities will be valued by our Adviser using widely accepted methodologies specific to each type of liability. Our debt will typically be valued at fair value in accordance with GAAP, net of deferred financing costs. Liabilities related to distribution fees, management fees payable to our Advisor and any performance participation allocation to the Special Limited Partner will accrue to a specific class of shares and will only be included in the NAV calculation for that class as described below. Our Adviser’s valuation of our liabilities and each investment’s liabilities, including any third-party incentive fee payments or investment-level debt, deal terms and structure will not be reviewed or appraised by our independent valuation advisor.

Our Adviser has agreed to several support measures. For purposes of calculating our NAV, the organization and offering expenses advanced, waived or paid by our Adviser will not be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Adviser for these costs. In addition, the general and administrative expenses paid by the Adviser through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2026, which is the second anniversary of the date on which we broke escrow in our public offering, are not recognized as expenses or as a component of equity and are not reflected in our NAV until we reimburse the Adviser for these expenses.

Under GAAP, we record liabilities for distribution fees (i) that we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) for an estimate that we may pay to our Dealer Manager in future periods. However, in keeping with standard industry practice, we do not deduct the liability for estimated future distribution fees in our calculation of NAV, which fees are not payable under certain circumstances such as in the event of our liquidation.

NAV and NAV Per Share Calculation

Each month, before taking into consideration accrued dividends or other class-specific accruals, any change in the aggregate NAV (the “Aggregate Fund NAV”) of our outstanding shares of each class of common stock, along with the Operating Partnership units held by parties other than us, will be allocated among each class of common stock and Operating Partnership unit held by parties other than us based on each such class’s relative percentage of the previous month’s NAV, adjusted for issuances, including issuances under our distribution reinvestment plan, repurchases and vesting of prior restricted shares and units during such month. Changes in our monthly Aggregate Fund NAV include, without limitation, accruals of our net portfolio income, interest expense, unrealized/realized gains and losses on assets, any applicable organization and offering costs, expense reimbursements and any non-class-specific accruals. Changes in our monthly Aggregate Fund NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, our Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. On an ongoing basis, our Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

Following the allocation of the changes in our Aggregate Fund NAV as described above, the NAV for each class of common stock and Operating Partnership unit held by parties other than us is adjusted for additional issuances, repurchases and vesting of our shares and units, class-specific accruals for distributions, ongoing distribution fees, management fees payable to our Adviser, and any performance participation allocation to the Special Limited Partner to determine the monthly NAV for each class. These accruals are allocated on a class-specific basis and borne by all holders of the applicable class. These class-specific accruals may differ for each class, even when the NAV per share of each class is the same. We normally expect that the accrual of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to certain classes of shares. In other words, the per share amount of distributions on Class T, Class S and Class D shares generally differs from other classes of shares because of class-specific distribution fees that are deducted from the gross distributions of Class T, Class S and Class D shares. Specifically, we expect distributions on Class T and Class S shares will be lower than Class D shares and distributions on Class D shares will be lower than Class A-I, Class A-II, Class I and Class E shares. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the class-specific accruals of distribution fees with respect to such period, then pursuant to our valuation guidelines, the class-specific accruals of distribution fees may lower the NAV per share of a share class. With respect to class-specific accruals of the management fee, we expect these accruals to cause the distributions and/or the NAV per share of Class A-I, Class A-II and Class E shares to be higher than those of other share classes. With respect to class-specific accruals of the performance participation allocation, we expect these accruals to cause the distributions and/or the NAV per share of Class E shares to be higher than those of other share classes. When the NAV per share of our classes are different, then changes to our assets and liabilities that are allocable based on NAV are also different for each class. Because the purchase price of shares in our primary offerings is equal to the transaction price, which generally equals the most recently disclosed monthly NAV per share, plus the upfront selling commissions and dealer manager fees, which are effectively paid by purchasers of shares at the time of purchase, the upfront selling commissions and dealer manager fees have no effect on the NAV of any class. At the close of business of each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our stockholders of record of such class.

The NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month. Restricted Class E shares that remain unvested at the end of the month are excluded from the NAV per share calculation.

Our valuation guidelines include the following methodology to determine the monthly NAV of our Operating Partnership and its units. Our Operating Partnership has classes of units that are each economically equivalent to our corresponding classes of shares. Accordingly, on the last day of each month, the NAV per Operating Partnership unit of such units equals the NAV per share of the corresponding class. Classes of units of our Operating Partnership that do not correspond to a class of our shares will be valued in a manner consistent with these guidelines. The NAV of our Operating Partnership on the last day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.

For more information regarding the calculation of our NAV per share of each class and how our properties and real estate related securities will be valued, see the “Net Asset Value Calculation and Valuation Guidelines” section in our prospectus, as amended and supplemented.

December 31, 2024 NAV

Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of December 31, 2024 as well as Class E units of our Operating Partnership held by an affiliate of our Sponsor. The following table provides a breakdown of the major components of our total NAV as of December 31, 2024 ($ and shares/units in thousands):

Components of NAV	As of December 31, 2024
Investments in real estate	$394,000
Cash and cash equivalents	19,555
Restricted cash	12,903
Other assets	1,706
Mortgage notes at fair value, net of deferred financing costs	(192,589)
Other liabilities	(3,126)
Management fee payable	(8)
Accrued performance participation allocation	(71)
Preferred stock	(220)
Net asset value	$232,150
Number of outstanding shares/units	21,288

The following table sets forth our total NAV and NAV per share/unit by class as of December 31, 2024 ($ and shares/units in thousands, except per share/unit data):

	Class I	Class A-I	Class E	Class E
NAV Per Share/Unit	Shares	Shares	Shares	Units	Total
Net asset value	$1,510	$15,247	$649	$214,744	$232,150
Number of outstanding shares/units	142	1,458	60	19,628	21,288
NAV per share/unit as of December 31, 2024	$10.61	$10.46	$10.94	$10.94

The valuation of our investments in real estate as of December 31, 2024 was provided by our independent valuation advisor. The weighted averages for certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.44%	6.12%

A change in these assumptions would impact the calculation of the value of the investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on the value of the investments in real estate:

Input	Hypothetical Change	Industrial Property Value
Discount Rate	0.25% decrease	2.08%
(weighted average)	0.25% increase	(2.03)%
Exit Capitalization Rate	0.25% decrease	2.41%
(weighted average)	0.25% increase	(2.23)%

The following table reconciles deficit and redeemable non-controlling interest per our Consolidated Balance Sheets as of December 31, 2024 to our NAV ($ shown in thousands):

Reconciliation of Deficit and Redeemable Non-controlling Interest to NAV	December 31, 2024
Total deficit under GAAP	$(14,024)
Redeemable non-controlling interest	214,744
Total deficit and redeemable non-controlling interest under GAAP	$200,720
Adjustments:
Preferred stock and accumulated dividends	(220)
Organization, offering and operating expenses	10,537
Straight-line rent receivable	(3,679)
Accumulated depreciation and amortization	4,427
Unrealized real estate and borrowings appreciation, net	27,529
Finance lease-related assets and liabilities recognized under ASC 842	(7,164)
NAV	$232,150

The following describes the adjustments to reconcile GAAP deficit and redeemable non-controlling interest per our Consolidated Balance Sheet to our NAV:

●	The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2026, the second anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2026. For purposes of calculating our NAV, the organization and offering expenses advanced, waived or paid by our Adviser will not be recognized as expenses or as a component of equity and are not reflected in our NAV until we pay our Adviser for these costs. Our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2026, the second anniversary of the date on which we broke escrow for the Offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date. These advanced general and administrative expenses are not recognized as expenses or as a component of equity and are not reflected in our NAV until we reimburse the Adviser for these expenses.
●	We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.
●	In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities. Such depreciation and amortization is not recorded for purposes of determining our NAV.
●	Our investments in real estate are presented at historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes are presented at their carrying values in our consolidated financial statements. As such, any changes in the fair market values of our investments in real estate or our mortgage notes are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and mortgage notes are recorded at fair value.
●	In accordance with GAAP, we recognize right-of-use assets and corresponding lease liabilities for finance leases on our Consolidated Balance Sheet. Such assets and liabilities are not recorded for purposes of determining our NAV.

Distribution Policy

We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Our distribution policy is set by our board of directors. Any distributions we make are at the discretion of our board of directors, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time. Share repurchases under our share repurchase plan will be effectuated as of the opening of the last calendar day of each month and we expect to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. Stockholders will not be entitled to receive a distribution if their shares are repurchased prior to the applicable time of the record date for such distribution.

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

Beginning in April 2024, we have declared monthly distributions for each outstanding class of our common stock with a record date as of the close of business as of the last calendar day of each month. The tax characterization of our distributions paid in 2024 is 100% return of capital. The distributions declared as of the December 31, 2024 record date were paid in January 2025 and are excluded from the analysis as they are considered a 2025 tax event. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.” for details on the distributions declared for each of our share classes for the year ended December 31, 2024.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the year ended December 31, 2024 were previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds

On August 1, 2023, our Registration Statement on Form S-11 (File No. 333-273163) with respect to the Offering was declared effective under the Securities Act. We commenced the Offering on August 1, 2023 upon retaining the Dealer Manager, an affiliate of our Adviser, as the dealer manager for the Offering. We are offering on a continuous basis up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. Each class of shares is sold at the then-current transaction price, which will generally be the prior month’s NAV per share for such class, plus applicable upfront selling commissions and dealer manager fees.

The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Real Estate Holdings, an affiliate of our Sponsor, for an aggregate purchase price of $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania.

Through December 31, 2024, we had sold the following shares of common stock and raised the following proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering
Class I Shares	141,464	$1,443,700
Distribution Reinvestment Plan
Class I Shares	801	8,245
Total	142,265	$1,451,945

No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to the purchase of Class I shares. As of December 31, 2024, we have not sold any Class T, Class S or Class D shares in the Offering. We intend to offer and sell shares in our public offering on a monthly basis.

From the commencement of our Offering through December 31, 2024, we incurred $6,672,176 of organization and offering expenses related the Offering. Our Adviser agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2026, the second anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2026.

As of December 31, 2024, we have used the net proceeds from unregistered sales of Class E units of the Operating Partnership, the net proceeds from unregistered sales of Class A-I shares of our common stock, the net proceeds from the Offering and debt financings to acquire $374.47 million of investments in real estate.

Share Repurchases

We have adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. Additionally, stockholders who have received shares of our common stock in exchange for their Operating Partnership units may include the period of time such stockholder held such Operating Partnership units for purposes of calculating the holding period for such shares of our common stock. This Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan nor will it apply in the following circumstances (subject to the conditions described herein and in our share repurchase plan): repurchases resulting from death, qualifying disability or divorce; in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $500 minimum account balance; or due to trade or operational error. To have your shares repurchased, your repurchase request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share repurchases will generally be made within three business days of the Repurchase Date. Investors may withdraw their repurchase requests by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.

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

EQT Real Estate Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Real Estate Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases and (3) upon a repurchase request, the Operating Partnership will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction.

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

As of December 31, 2024, we had not repurchased any shares of our common stock and no shares had been requested to be repurchased under the share repurchase plan.

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

Overview

We are a Maryland corporation formed on September 2, 2022. We were formed to invest primarily in stabilized, income-oriented commercial real estate in the United States in a range of asset types. To a lesser extent, we also plan to invest in real estate related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We are an externally advised, perpetual-life corporation. We are externally managed by Exeter Property Group, LLC (our “Adviser” or “EQT Real Estate”), an affiliate of EQT AB (our “Sponsor”).

Our investment objectives are to invest in assets that will enable us to:

●	generate current income in the form of regular stable cash distributions to achieve an attractive cash yield;
●	preserve and protect invested capital;
●	provide a source of potential inflation protection and realize appreciation in net asset value from proactive investment management and asset management; and
●	provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than listed public real estate companies.

We cannot assure you that we will achieve our investment objectives. In particular, we note that the net asset value (“NAV”) of non-traded REITs may be subject to volatility related to the values of their underlying assets, and appraisal-based valuations are estimates of fair value and may not necessarily correspond to realizable value.

We plan to own all or substantially all of our assets through our operating partnership, EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which we are the sole general partner.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement among us, the Operating Partnership and our Adviser, however, we have delegated to our Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. Affiliates of our Adviser also have extensive experience in providing responsive and professional property management and leasing services as well as development and construction services. We have retained and expect to continue to retain an affiliate of our Adviser to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed. We believe our most compelling potential competitive strength is our relationship with EQT Real Estate, a premier investment manager and, of crucial importance, a vertically integrated operator built on the talent and experience of an extensive network of “hyper-local” real estate professionals.

From September 2, 2022 (the date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock. We have registered with the SEC an offering of up to $5,000,000,000 in shares of common stock (the “public offering” or the “Offering”), consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Exeter Holdings US, Inc. (“EQT Real Estate Holdings”), an affiliate of our Sponsor, for an aggregate purchase price of $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania.

We are also conducting a private offering of our Class A-I shares to accredited investors. The primary offering of Class A-I shares terminated on January 2, 2025 and the distribution reinvestment plan offering for Class A - I shares is ongoing. We commenced a separate private offering of our Class A-II shares to accredited investors in January 2025. Both private offerings are being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions.

As of March 28, 2025, we had received cumulative net proceeds from our public and private offerings of $32.10 million from the sale of approximately 3.12 million shares of our common stock, including the shares issued pursuant to our distribution reinvestment plan. We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and our private offerings. Additionally, as of March 28, 2025, EQT Real Estate Holdings had purchased approximately 19,628,251.46 Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.10 million as part of the Sponsor Committed Amount. See the discussion of the Sponsor Committed Amount under “—Liquidity and Capital Resources” below.

The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we acquire such assets. As of March 28, 2025, we owned four industrial properties.

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

The U.S. real estate market continued to navigate a shifting economic landscape throughout 2024, shaped by the Federal Reserve’s monetary policy, inflationary trends, and evolving investor sentiment. After the aggressive rate hikes of 2022 and 2023, the Federal Reserve adopted a more gradual approach in 2024. It then paused its rate-cutting cycle in January 2025, keeping the federal funds rate steady at 4.25%–4.50%. This pause followed three consecutive rate cuts in 2024, totaling a full percentage point, in response to moderating inflation and broader economic conditions. While borrowing costs remained elevated compared to pre-2022 levels, the relative stabilization of interest rates contributed to improved pricing clarity across the commercial real estate market. Investment activity, however, remained constrained for much of 2024, as the market continued to recalibrate to the higher cost of capital and shifts in risk-adjusted return expectations. According to Jones Lang LaSalle Incorporated (“JLL”)’s latest market reports and industry analysis, investment volumes in the Americas increased by 45% year-over-year during the fourth quarter of 2024, bringing full-year investment activity to $372 billion, 10% higher compared to the prior year.

We believe the considerations cited above created a favorable pricing environment for buyers unburdened with legacy portfolios, which we sought to take advantage of by closing four distinct investments in the industrial real estate sector in 2024. For an overview of our real estate investments, see “— Portfolio” below for details.

Our Adviser, in its experience as the third largest owner of industrial real estate by square footage as noted by CoStar, believes that assets such as those that we acquired have a greater probability of benefiting over the long-term from structural tailwinds including continued e-commerce adoption, supply chain reconfiguration, and ongoing demand for modern logistics infrastructure and accordingly, are in line with our primary investment thesis centered on acquiring supply-chain industrial and knowledge-economy office properties. Our Adviser remains well positioned to capitalize on opportunities across the industrial spectrum, including distribution and storage facilities (such as big-box warehouses, last-mile facilities, and cold storage), as well as light industrial, flex/office-warehouse, industrial service facilities, and industrial outdoor storage properties.

Additionally, while remote and hybrid work trends continue to reshape the office sector, demand for specialized workspaces—such as research and development campuses, laboratory spaces, and biomanufacturing facilities—remains supported by the needs of industries including healthcare, biotech, and pharmaceuticals. As such, our strategy for future office property acquisitions remains selectively focused on assets aligned with long-term tenant demand in innovation-driven sectors.

Beyond industrial and specialized office properties, we may also invest in consumer-centric property types, including for-rent residential, self-storage, grocery retail, and hospitality assets, as well as digital infrastructure properties such as data centers and cell-tower ground leases. Where applicable, our Adviser will continue to target locations in research and technology hubs benefiting from ongoing investment in life sciences, healthcare, and higher education.

Looking ahead, while macroeconomic conditions in 2024 have provided greater clarity around borrowing costs and pricing expectations, uncertainty remains. The real estate market’s trajectory in 2025 will depend on factors including future Federal Reserve policy decisions, capital market liquidity, and leasing fundamentals across key property sectors. We will continue to actively monitor economic and industry-specific developments and adjust our investment strategy accordingly.

2024 Highlights

Operating Results:

●	Beginning in April 2024, we have declared monthly distributions. Monthly net distributions totaled $4.65 million for the year ended December 31, 2024, including $4.51 million of distributions related to Class E units of the Operating Partnership owned by EQT Real Estate Holdings. The details of the annualized distribution rates and total returns as of December 31, 2024 are shown in the following table.

	Class I	Class E	Class A-I
	Shares	Shares	Shares
Annualized Distribution Rate (1)	4.29%	4.16%	4.40%
Year-to-Date Total Return, without upfront selling commissions (2)	6.74%	13.13%	5.26%
Year-to-Date Total Return, assuming maximum upfront selling commissions (2)	N/A	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions (2)(3)	6.74%	13.13%	5.26%
Inception-to-Date Total Return, assuming maximum upfront selling commissions (2)(3)	N/A	N/A	N/A
(1)The annualized distribution rate is calculated as the December 31, 2024 monthly distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. We believe total return is a useful measure of the overall investment performance of our shares.
(3)The inception date was September 3, 2024 for Class I shares and October 1, 2024 for Class A-I shares. For purposes of this performance illustration, the Class E inception date is March 20, 2024, the date we commenced principal operations in connection with the acquisition of our first real estate investment.

Investments:

●	On March 20, 2024, we acquired our first real estate investment, a 449,642 square foot light manufacturing and distribution warehouse facility on approximately 55 acres of land in Georgetown, Texas (the “Georgetown Property”). The Georgetown Property, constructed in 2023, is 100% leased to a single tenant. The purchase price of the Georgetown Property was approximately $60.9 million, exclusive of closing costs. We initially funded the acquisition of the Georgetown Property with proceeds from the sale of Class E units of the Operating Partnership to EQT Real Estate Holdings.
●	On August 14, 2024, we acquired a 1,219,021 square foot bulk distribution warehouse facility on approximately 196.3 acres of land in Middletown, Pennsylvania (the “Middletown Property”). Construction was completed on the Middletown Property in 2023, and the Middletown Property is 100% leased to a single tenant. The purchase price of the Middletown Property was approximately $170.5 million, exclusive of closing costs. We funded the acquisition of the Middletown Property with proceeds from the sale of Class E units of our Operating Partnership to EQT Real Estate Holdings and debt financing.
●	On August 15, 2024, we acquired a 638,330 square foot bulk industrial facility on approximately 38.1 acres of land in Portland, Tennessee (the “Nashville Property”). Construction was completed on the Nashville Property in 2023, and the Nashville Property is 100% leased to a single tenant. The purchase price of the Nashville Property was $75.0 million, exclusive of closing costs. We funded the acquisition of the Nashville Property with proceeds from the sale of Class E units of our Operating Partnership to EQT Real Estate Holdings and debt financing.
●	On October 16, 2024, we acquired a 202,464 square foot bulk last mile industrial facility (the “Washington Building”) located on approximately 45.1 acres of land in Tukwila, Washington that is subject to a ground lease (the “Washington Property”). Construction was completed on the Washington Building in 2021, and the Washington Property is 100% leased to a single tenant. The purchase price of the Washington Property was approximately $81.5 million, exclusive of closing costs. We funded the acquisition of the Washington Property with proceeds from the sale of Class E units of our Operating Partnership to EQT Real Estate Holdings and debt financing.

Financings:

●	We closed $194.85 million in property-level financings during the year ended December 31, 2024.

Portfolio

Investments in Real Estate

As of December 31, 2024, we owned four industrial properties encompassing in the aggregate approximately 2.51 million rentable square feet. We acquired each of these properties from third parties unaffiliated with us or our Adviser. The following table is a summary of our real estate portfolio as of December 31, 2024:

					Annualized	Average	Average
		Rentable		Purchase	Base	Annualized Base	Remaining
		Square	Date	Price (1)	Rent (2)	Rent	Lease Term
Property	Location	Feet	Acquired	(in thousands)	(in thousands)	per Sq. Ft. (3)	in Years	Occupancy
Georgetown Property	Georgetown, TX	449,642	3/20/2024	$60,933	$3,809	$8.47	8.92	100%
Middletown Property	Middletown, PA	1,219,021	8/14/2024	$170,500	$11,130	$9.13	9.84	100%
Nashville Property	Portland, TN	638,330	8/15/2024	$75,000	$5,742	$9.00	10.84	100%
Washington Property (4)	Tukwila, WA	202,464	10/16/2024	$81,500	$11,787	$58.22	11.34	100%
(1)	Purchase price is exclusive of closing costs.
(2)Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3)	Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased rentable square feet.
(4)	The Washington Property is subject to a ground lease through which we hold a leasehold interest in the land parcel.

As our real estate investments are comprised 100% of industrial properties as of December 31, 2024, a diversification chart by property type is not presented, as it would not provide any additional meaningful insight into the composition of the portfolio.

The following chart further describes the geographic diversification of our real estate investments as of December 31, 2024 (percentage is based on the December 31, 2024 fair value for the real estate investments).

We believe that our real estate investments are suitable for their intended purpose and are adequately insured. Our real estate investments will face competition from similarly situated properties in and around their submarkets. We do not intend to make significant renovations or improvements to our real estate investments in the near term. For federal income tax purposes, the cost of our real estate properties, excluding the cost attributable to land, will be depreciated on a straight-line basis over 40 years.

Significant Tenants

As of December 31, 2024, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
				% of
				Portfolio	Annualized	% of
				Rentable	Base	Portfolio	Annualized
		Tenant	Square	Sq. Ft.	Rent (1)	Annualized	Base Rent	Lease
Tenant	Property	Industry	Feet	Leased	(in thousands)	Base Rent	per Sq. Ft. (2)	Expiration (3)
Amazon.com Services LLC (4)	Middletown Property	E-commerce	1,219,021	49%	$11,130	34%	$9.13	10/31/2034
Amazon.com Services LLC (4)	Washington Property	E-commerce	202,464	8%	$11,787	36%	$58.22	4/30/2036
Shoals Technologies Group, LLC (4)	Nashville Property	Renewable energy	638,330	25%	$5,742	18%	$9.00	10/31/2035
GAF Energy LLC	Georgetown Property	Renewable energy	449,642	18%	$3,809	12%	$8.47	11/30/2033
(1)Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2)Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased rentable square feet.

(3)Represents the expiration date of the lease as of December 31, 2024 and does not take into account any tenant renewal or termination options.
(4)As of December 31, 2024, the leases with Amazon.com Services LLC represent approximately 70% of our portfolio annualized base rent and the lease with Shoals Technologies Group, LLC represents approximately 18% of our portfolio annualized base rent. The obligations of Amazon.com Services LLC under its leases with us are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). The obligations of Shoals Technologies Group, LLC under its lease with us are guaranteed by its parent, Shoals Technologies Group, Inc. (“Shoals”). Both Amazon and Shoals are public companies that are subject to the filing requirements of the Securities and Exchange Act of 1934, as amended. Amazon and Shoals are required to file their audited financial statements in their Annual Reports on Form 10-K and their unaudited interim financial statements in their Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s and Shoals’ filings with the SEC is solely for the information of investors. Amazon’s and Shoals’ filings with the SEC should not be considered a part of or as incorporated by reference in this Annual Report.

Portfolio Lease Expirations

The following table sets forth a schedule of expiring leases for our real estate portfolio by number of leases, annualized base rent and rentable square feet as of December 31, 2024:

		Annualized	% of Portfolio	Leased Rentable	% of Portfolio
	Number of Leases	Base Rent (2)	Annualized	Square Feet	Rentable Square
Year of Expiration (1)	Expiring	(in thousands)	Base Rent	Expiring	Feet Expiring
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	—	—	—	—	—
2029	—	—	—	—	—
2030	—	—	—	—	—
2031	—	—	—	—	—
2032	—	—	—	—	—
2033	1	$3,809	12%	449,642	18%
2034	1	$11,130	34%	1,219,021	49%
Thereafter	2	$17,529	54%	840,794	34%
Total	4	$32,468	100%	2,509,457	100%
(1)Represents the expiration date of the leases as of December 31, 2024 and does not take into account any tenant renewal or termination options.
(2)Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

Results of Operations

From September 2, 2022 (the date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock and we had not commenced principal operations. As such, comparative results for the year ended December 31, 2023 and the period ended December 31, 2022 have not been presented.

Rental revenue

For the year ended December 31, 2024, we earned $13,338,091 of rental income from our real estate investments.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Rental property operating expenses may include insurance, utilities, real estate taxes and repair and maintenance expenses. During the year ended December 31, 2024, rental property operating expenses were $1,564,474.

General and administrative expenses and organization expenses

For the year ended December 31, 2024, we recorded $3,733,371 of general and administrative expenses and $1,186,955 of organization expenses. General and administrative expenses include but are not limited to audit fees, legal expenses, transfer agent expenses and fund administration expenses. We do not expect to incur additional material organization expenses in the future as our formation is complete and we have commenced principal operations. For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Management fees

Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement. For the year ended December 31, 2024, we recorded $15,486 of management fees, of which $7,995 remained unpaid to the Adviser as of December 31, 2024.

Performance Participation Allocation

The performance participation allocation relates to the Special Limited Partnership’s performance participation interest in the Operating Partnership that entitles the Special Limited Partner to receive an allocation from the Operating Partnership equal to 12.5% of the annual Total Return of the Operating Partnership, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement). For the year ended December 31, 2024, we recorded $71,162 for the performance participation allocation. As of December 31, 2024, the 2024 performance participation allocation had not yet been distributed to the Special Limited Partner.

Depreciation and amortization

Depreciation and amortization expenses are mostly impacted by the fair values assigned to buildings and building improvements, land improvements, in-place lease intangibles and tenant origination costs as part of the initial purchase price allocation of our real estate investments as well as the depreciation of the right-of-use assets obtained under our finance lease. During the year ended December 31, 2024, we recorded $4,904,872 in depreciation and amortization expenses.

Interest income

For the year ended December 31, 2024, we recorded $399,533 of interest income, which mainly consisted of interest earned from a short-term investments account.

Interest expense

For the year ended December 31, 2024, we recognized interest expense of $3,774,880 related to our outstanding mortgage notes, which includes amortization of deferred financing costs of $31,527. We also recognized interest expense of $1,436,371 related to our lease liability - finance lease for the year ended December 31, 2024.

Net loss attributable to redeemable non-controlling interest

As of December 31, 2024, the Operating Partnership had issued 19,628,251 Class E units to EQT Real Estate Holdings for aggregate consideration of $197,100,000. Due to the redeemable feature of the units, we have classified these Class E units as redeemable non-controlling interests in mezzanine equity on our Consolidated Balance Sheets.

For the year ended December 31, 2024, net loss attributable to redeemable non-controlling interest was $2,781,131.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on our outstanding indebtedness. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we pay to our Adviser, distribution fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. In addition, the Operating Partnership will make distributions on the performance participation allocation to the Special Limited Partner. We do not have any office or personnel expenses as we do not have any employees. We will reimburse our Adviser for certain out-of-pocket expenses it incurs in connection with our operations.

Our Adviser has agreed to several support measures. Our Adviser agreed to waive its management fee for the first six full calendar months following March 19, 2024, the date on which we broke escrow for the Offering. We commenced accruing the management fee on October 1, 2024. Our Adviser has also agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2026, the second anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2026.

In addition, our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (a) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (b) March 19, 2026, the second anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.

As of December 31, 2024 and 2023, the Adviser had incurred $7,118,231 and $5,470,431, respectively, of organization and offering expenses and $3,418,373 and $960,534, respectively, of general and administrative related costs on our behalf. As of December 31, 2024, we have accrued approximately $7,118,231 of organization and offering expenses payable to the Adviser, which are included in due to affiliate on our Consolidated Balance Sheets as of December 31, 2024. As of December 31, 2024, the Adviser had advanced, and we have accrued, approximately $3,418,373 of general and administrative related costs, which are included in due to affiliate on our Consolidated Balance Sheets as of December 31, 2024.

EQT Real Estate Holdings has committed to purchase a total of $200,000,000 in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor or their officers and employees. As of March 28, 2025, EQT Real Estate Holdings had purchased approximately 19,628,251.46 Class E units of the Operating Partnership for an aggregate purchase price of $197.10 million as part of the Sponsor Committed Amount.

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

As of December 31, 2024, we had received cumulative net proceeds from our public and private offerings of approximately $16.33 million from the sale of approximately 1.60 million shares of our common stock, excluding proceeds from shares issued under distribution reinvestment plan. We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and our private offerings. If we are unable to raise substantial funds in our offerings, we will be limited in the number and type of investments we make, and the value of an investment in us will be dependent on the performance of the specific assets we acquire. We will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

During the year ended December 31, 2024, in connection with our real estate acquisitions, we incurred mortgage indebtedness in an aggregate principal amount of approximately $194.85 million. These mortgage notes are secured by our real estate investments and bear interest at fixed rates ranging from 5.35% to 5.75%. The notes have maturity dates ranging from March 1, 2032 to September 1, 2034. We intend to meet our obligations related to these mortgage notes through a combination of cash flows generated by our operations, proceeds from property dispositions, and refinancing activities as appropriate. We evaluate our debt obligations to optimize our capital structure and reduce the cost of capital. As of December 31, 2024, we are in compliance with all covenants related to our mortgage notes, including net worth and liquidity, among others. We believe that our existing cash balance, cash flows from operations and cash flows from financing activities are sufficient to meet our debt service obligations and other liquidity needs in the foreseeable future.

The following table details our outstanding mortgage notes as of December 31, 2024 ($ shown in thousands).

	December 31, 2024
			Principal Balance
Indebtedness	Interest Rate	Maturity Date	Outstanding
Fixed rate mortgage notes
Middletown Mortgage Loan	5.35%	March 1, 2032	$85,250
State Farm Portfolio Mortgage Loan	5.75%	September 1, 2034	109,600
Total loans secured by real estate			194,850
Deferred financing costs, net			(940)
Mortgage notes, net			$193,910

There were no mortgage notes outstanding as of December 31, 2023.

As of December 31, 2024, our leverage ratio was 41%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value or cost) plus the equity in our real estate related securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Our target leverage ratio after our ramp-up period is approximately 50% to 60%. We will consider our ramp-up period to end after we have raised substantial offering proceeds and acquired a broad portfolio of equity real estate investments. Prior to that time, we will balance the goal of achieving our target leverage ratio with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. We cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise substantial offering proceeds.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2024. In order to qualify and maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. No assurances can be provided regarding our qualification as a REIT.

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

Beginning in April 2024, we have declared monthly distributions for each outstanding class of our common stock with a record date as of the close of business as of the last calendar day of each month. Such distributions are generally paid 10 days after month-end. The following table summarizes each record date for distributions and the distributions declared per share for each outstanding class of our common stock as of December 31, 2024.

As of December 31, 2024, we did not have any outstanding shares of Class T, Class S, Class D or Class A-II common stock.

Record Date	Class I shares	Class A-I shares	Class E shares
April 30, 2024	$—	$—	$0.03724
May 31, 2024	—	—	0.03750
June 30, 2024	—	—	0.03761
July 31, 2024	—	—	0.03769
August 31, 2024	—	—	0.03784
September 30, 2024	0.03769	—	0.03769
October 31, 2024	0.03769	0.03769	0.03769
November 30, 2024	0.03769	0.03769	0.03769
December 31, 2024	0.03769	0.03769	0.03769
Total	$0.15076	$0.11307	$0.33864

The following table summarizes distributions paid on our shares of common stock, shares of Class A preferred stock and Class E units of our Operating Partnership held by an affiliate of our Sponsor during the year ended December 31, 2024 ($ shown in thousands).

	Year Ended December 31, 2024
	Amount	Percentage
Distributions
Paid in cash	$3,797	98.1%
Reinvested in shares	49	1.3%
Dividends to preferred stockholders	22	0.6%
Total distributions	$3,868	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$3,868	100.0%
Total source of distributions	$3,868	100.0%

Net cash provided by operating activities	$3,868

For the year ended December 31, 2024, our net loss was $2.95 million.

In addition to the distributions paid during the year ended December 31, 2024 as shown in the table above, we declared a distribution of $0.03769 per share for each outstanding class of our common stock and $0.03769 per unit for Class E units of our Operating Partnership as of the close of business on December 31, 2024. These distributions were paid on January 10, 2025 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan. Such amounts are recorded in accounts payable and accrued expenses on the Consolidated Balance Sheets as of December 31, 2024.

Fees and Expenses Payable to Our Adviser and its Affiliates

The table below provides information regarding fees and expenses payable to our Adviser and its affiliates in connection with our offerings and our operations. The table includes amounts incurred for the year ended December 31, 2024 and related amounts payable ($ shown in thousands).

	Year Ended December 31, 2024
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$7,118	$7,118
Operational
Advanced general and administrative expenses (2)	3,418	3,418
Acquisition related (3)	8,048	—
Property management fee	109	25
Management fee	15	8
Performance participation allocation	71	71
Total	$18,779	$10,640
(1)Our Adviser has agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2026, the second anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2026.
(2)Our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2026, the second anniversary of the date on which we broke escrow for the Offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.
(3)In connection with our acquisition of the Georgetown Property, on March 20, 2024, our Adviser assigned the purchase and sale agreement for the property to our indirect subsidiary for $1,500,000, which was the amount of the deposit under the purchase and sale agreement. Our Adviser also advanced $103,602 of closing costs on our behalf for this acquisition. We repaid our Adviser for the deposit and the advanced closing costs on March 20, 2024.

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

In connection with our acquisition of the Washington Property, on October 16, 2024, our Adviser assigned the purchase and sale agreement for the property to our indirect subsidiary for $815,000, which was the amount of the deposit under the purchase and sale agreement. Our Adviser also advanced $49,213 of closing costs on our behalf for this acquisition. We repaid our Adviser for the deposit and the advanced closing costs on October 16, 2024.

We do not reimburse our Adviser or its affiliates for the salaries or benefits of our named executive officers.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents and restricted cash ($ shown in thousands).

Year Ended
December 31, 2024
Cash flows provided by operating activities	$3,868
Cash flows used in investing activities	(375,376)
Cash flows provided by financing activities	403,561
Net increase in cash, cash equivalents and restricted cash	$32,053

Cash flows provided by operating activities were $3.87 million and were primarily attributable to rental payments received from our real estate investments for the year ended December 31, 2024.

Cash flows used in investing activities were $375.38 million, of which $373.70 million related to our acquisitions of real estate investments and $1.68 million related to capital expenditures for construction in progress during the year ended December 31, 2024.

Cash flows provided by financing activities related to EQT Real Estate Holdings’ acquisitions of $197.10 million of Class E units of the Operating Partnership and the sale of $16.33 million of common stock during the year ended December 31, 2024 as well as $194.85 million of proceeds from debt financings, partially offset by a total of $3.82 million of distribution payments made on common stock, Class E units of our Operating Partnership and preferred stock during the year ended December 31, 2024 and $0.90 million of deferred financing costs paid during the year ended December 31, 2024.

Contractual Obligations and Commitments

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2024 ($ shown in thousands).

		Less than 1			More than 5
Obligations	Total	year	1-3 years	3-5 years	years
Advanced general and administrative expenses (1)	$3,418	$—	$1,196	$1,367	$855
Advanced organization and offering expenses (1)	7,118	—	2,491	2,847	1,780
Mortgage indebtedness (2)	289,361	10,863	21,726	21,726	235,046
Ground lease	510,224	4,880	9,759	10,491	485,094
Total	$810,121	$15,743	$35,172	$36,431	$722,775
(1)For the terms of reimbursement of advanced general and administrative expenses and organization and offering expenses see above under “Fees and Expenses Payable to Our Adviser and its Affiliates.” For purposes of this table, we have assumed that advanced general and administrative expenses will be reimbursed ratably over the 60 months following March 19, 2026.
(2)Our mortgage indebtedness includes both principal and interest payments. Monthly payments are interest only during the respective terms of the mortgage loans.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involves significant judgments and assumptions about matters that are inherently uncertain. These judgments will affect our reported amounts and our disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.

The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our consolidated financial statements for further descriptions of the below accounting policies.

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

Investments in Real Estate and Lease Intangibles

Acquisitions are accounted for using the acquisition method, with acquired properties included in our results from their acquisition dates. We allocate the purchase price to tangible and intangible assets (including: land, buildings, tenant improvements, in-place leases, above-/below-market leases) and assumed liabilities based on fair value.

Tangible asset fair value reflects a vacant property scenario. The fair value of in-place leases includes estimated leasing costs, legal fees, and other direct expenses required to reach existing occupancy levels. These leases are amortized over their remaining terms, with amortization recorded as depreciation expense.

Above-/below-market lease values are based on the present value of the difference between contractual rents and market rates. These are amortized as rental revenue adjustments over the lease term, including bargain renewal options. If a lease terminates, unamortized in-place lease values are expensed, and above-/below-market lease adjustments are recognized in rental revenue.

Impairment of Real Estate Portfolio

We review our real estate portfolio to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss will be recorded to the extent that the fair value is lower than the asset’s carrying amount. Real estate assets that are held for sale are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

Subsequent Events

Distributions

On January 31, 2025, we declared a distribution of $0.03769 per share for our Class E, Class I and Class A-I common stock and a distribution of $0.03769 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on January 31, 2025. These distributions were paid on February 10, 2025 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan.

On February 28, 2025, we declared a distribution of $0.03769 per share for our Class E, Class I, Class A-I and Class A-II common stock and a distribution of $0.03769 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on February 28, 2025. These distributions were paid on March 10, 2025 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in our primary offerings subsequent to December 31, 2024, through the date of this filing.

			Aggregate Purchase
Trade Date	Share Class	Shares Issued	Price	Price per Share
January 2, 2025	Class I	94,514.60	$997,129	$10.55
January 2, 2025	Class A-I (1)	1,202,519.43	$12,373,925	$10.29
February 3, 2025	Class A-II (1)	71,223.71	$745,000	$10.46
March 3, 2025	Class I	5,164.32	$55,000	$10.65
March 3, 2025	Class A-II (1)	126,698.56	$1,324,000	$10.45

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to December 31, 2024, through the date of this filing.

			Aggregate Purchase
Trade Date	Share Class	Shares Issued	Price	Price per Share
January 10, 2025	Class I	428.47	$4,520	$10.55
January 10, 2025	Class E (2)	135.51	$1,474	$10.88
January 10, 2025	Class A-I (1)	3,617.32	$37,222	$10.29
February 10, 2025	Class I	586.10	$6,219	$10.61
February 10, 2025	Class E (2)	135.24	$1,480	$10.94
February 10, 2025	Class A-I (1)	7,660.21	$80,126	$10.46
March 10, 2025	Class I	578.82	$6,164	$10.65
March 10, 2025	Class E (2)	134.60	$1,485	$11.03
March 10, 2025	Class A-I (1)	8,734.37	$91,274	$10.45
March 10, 2025	Class A-II (1)	32.76	$342	$10.45
(1)The offer and sale of Class A-I and Class A-II shares to accredited investors in private placements is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506(c) of Regulation D promulgated thereunder.
(2)The Class E shares were issued to our independent directors pursuant to our distribution reinvestment plan. These shares were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act.

Amendment of Advisory Agreement

On February 27, 2025, we, the Operating Partnership and our Adviser entered into an amendment (the “Amendment”) to the Amended and Restated Advisory Agreement, dated March 19, 2024, as renewed and extended by the Renewal Agreement of Amended and Restated Advisory Agreement, dated July 31, 2024 (collectively, the “Advisory Agreement”).

Under the Advisory Agreement, our Adviser agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2025, the first anniversary of the date on which we broke escrow in our public offering. We were to reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2025. In addition, our Adviser agreed to advance on our behalf certain of our general and administrative expenses through the earlier of (a) the first date that the aggregate net asset value (“NAV”) of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $500 million and (b) March 19, 2025, the first anniversary of the date on which we broke escrow in our public offering, at which point we were to reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.

The Amendment extends the period over which our Adviser will advance such expenses and makes a corresponding adjustment to our obligation to reimburse such advanced expenses. Pursuant to the Amendment, our Adviser will advance the organization and offering expenses described above through March 19, 2026, the second anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse our Adviser for all such expenses ratably over the 60 months following March 19, 2026. In addition, under the Amendment, our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (a) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (b) March 19, 2026, the second anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.

Updates to the Net Asset Value Calculation and Valuation Guidelines

On March 11, 2025, our board of directors approved updates to our valuation guidelines to provide further clarification on: (1) the treatment of initial valuations for property acquisitions, which are valued at cost including capitalized transaction costs; (2) the valuation of debt, which is typically valued at fair value in accordance with GAAP, net of deferred financing costs; and (3) the treatment of issuances, redemptions and vesting of common stock and units during the month, which adjust the changes to the previous month’s NAV allocated to each class of common stock and Operating Partnership unit held by parties other than us.

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

All of our mortgage indebtedness as of December 31, 2024 was fixed rate debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate debt.

As of December 31, 2024, the fair value of our fixed rate debt was $193.53 million and the outstanding principal balance of our fixed rate debt was $194.85 million. The fair value of our fixed rate debt is estimated using a discounted cash flow analysis that considers the following factors: (1) differences between the contract rate and market rates as of the date of value, (2) the implied equity discount rate given the unleveraged discount rate and indicated leverage, and (3) impact of the debt from the perspective of market participants in the context of a sale of the property and concurrent transfer of the debt. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid or assumed) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”). Based upon this evaluation, our PEO and PFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our PEO and PFO, evaluated as of December 31, 2024, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

(a)None.
(b)During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and officers are set forth below.

Name	Age *	Position
Henry Steinberg	50	Chairman of the Board and Director
J. Peter Lloyd	54	Chief Financial Officer and Director
Ali Houshmand	47	President, Portfolio Manager and Director
Brian Fogarty	48	Secretary
Yangyang Nezin	33	Controller and Treasurer
Mary Beth Morrissey	64	Independent Director
Peter Rodriguez	57	Independent Director
Gary Reiff	65	Independent Director
Alan Feldman	61	Independent Director

* As of March 1, 2025

Henry Steinberg has been our Chairman of the Board and a director since October 2024. He assumed the role as the Global Head of our Adviser in September 2024 and oversees EQT’s real estate business, spanning industrial, life science, and residential strategies across the Americas, Europe, and Asia. Prior to this new role, Mr. Steinberg served as President of EQT Real Estate North America (then known as EQT Exeter North America) from January 2020 until September 2024. He has also served as a Partner of EQT since April 2021 and serves on EQT Real Estate’s advisory committee. As President of EQT Exeter North America, Mr. Steinberg was responsible for managing our Adviser’s industrial real estate leasing and asset management activities and for sourcing lease transactions nationally. Prior to this role, from September 2009 to January 2020, he served as Investment/Leasing Officer responsible for the Northeast region, with a specific focus on the Metro NYC/Philadelphia area. Prior to joining EQT Real Estate, he worked for Liberty Property Trust from 2003 to 2008, where as a Director of Leasing & Development he was responsible for a 5.5 million square foot warehouse, flex and office portfolio located in the Northeast region. Prior to Liberty Property Trust, Mr. Steinberg worked at Arthur Andersen as a Senior Consultant in their Strategy, Finance and Economics Practice. Mr. Steinberg earned a BA in Economics from the University of Pennsylvania and an MBA with a concentration in Finance from the Stern School of Business of New York University. Mr. Steinberg is a valuable member of our board of directors because of his extensive experience in the real estate industry.

J. Peter Lloyd has been our Chief Financial Officer since June 2023 and has served as our director since September 2022. From June 10, 2024 through August 12, 2024, Mr. Lloyd served as our interim Principal Accounting Officer. He was also our initial Secretary and Treasurer from September 2022 through June 2023. Since September 2020, Mr. Lloyd has been a Managing Principal and Global Chief Financial Officer of EQT Real Estate. In that role, Mr. Lloyd is responsible for managing accounting, tax, financial reporting, budgeting, legal, operations, human resources, and asset financings for EQT Real Estate. Immediately prior to joining EQT Real Estate, from January 2016 to August 2020, Mr. Lloyd was the Chief Financial Officer and Chief Compliance Officer for the private equity firms Milestone Partners and PeakEquity Partners, which collectively managed over $1.0 billion in assets focused on the financial services and technology sectors. From September 2001 to December 2015, Mr. Lloyd served as Partner and Chief Financial Officer at KTR Capital Partners (“KTR”), one the largest private real estate fund managers specializing in industrial real estate, until its sale to ProLogis in 2015. At KTR, Mr. Lloyd was integral in the execution of a $5.9 billion sale of three real estate funds in one of the largest industrial portfolio transactions to date. He also oversaw over $3.1 billion in financings for all facets of the real estate portfolio and played a leadership role in raising capital from pension plans, foundations and other institutional investors. Prior to joining KTR, Mr. Lloyd served as Chief Accounting Officer for the NYSE publicly traded REIT, Keystone Property Trust (“Keystone”), where he oversaw capital-raising initiatives including several common equity offerings under a $500 million shelf registration. He was heavily involved in the sale of the Keystone organization to ProLogis in 2004. Prior to Keystone, Mr. Lloyd served as Vice President & Controller for Morgan Stanley Asset Management, where he led a 20-person Asset Management Financial Accounting team. He started his career with Arthur Andersen. Mr. Lloyd is a Certified Public Accountant. He also has previously held the Series 6, 27 and 63 licenses. Mr. Lloyd graduated with a Bachelor of Science in Accountancy degree from Villanova University. Mr. Lloyd is a valuable member of our board of directors because of his extensive experience in the real estate industry and with accounting and financial reporting matters.

Ali Houshmand has served as our President since December 21, 2022. He has served as our Portfolio Manager and a director since June 2023. Since June 2022, Ali Houshmand has served as the Global Head of Non-Traded REITs for EQT Real Estate. He has also served as Chairman of the Board of Directors of our Dealer Manager since February 2023. Mr. Houshmand is responsible for managing the formation, strategy and portfolio management of EQT Real Estate’s non-traded REIT initiatives. Prior to joining EQT Real Estate, from December 2014 to June 2022, Mr. Houshmand served as a Senior Portfolio Manager with the Texas Permanent School Fund (“TPSF”), a $50 billion endowment serving the public school system of Texas. In his role as Senior Portfolio Manager, Mr. Houshmand helped develop and execute the investment strategy of the real estate allocation of the TPSF, leading investments of more than $2 billion in commitments to real estate funds, co-investments and separate accounts, while serving on multiple investment advisory boards on behalf of TPSF. From February 2008 to March 2014, Mr. Houshmand served as a Principal with Arcapita, a global private equity firm, where he focused on structuring real estate joint venture investments and asset management of existing investments. From April 2007 to February 2008, Mr. Houshmand worked as a Development Manager with Sama Dubai, a sovereign wealth fund backed developer in Dubai, and from June 2006 to March 2007, he was as an Acquisitions Associate with Gladstone Commercial, a triple net leased focused U.S. REIT. From June 2001 to June 2004, Mr. Houshmand started his career as an analyst in the diversified industrials corporate banking group of JPMorgan. Mr. Houshmand holds an MBA from Darden at the University of Virginia and a BA in Economics and International Studies from Texas A&M University. Mr. Houshmand is a valuable member of our board of directors because of his extensive experience with real estate investments.

Brian Fogarty has served as our Secretary since June 2023. Since November 2012, he has served as Fund Real Estate Counsel for EQT Real Estate, which has been the real estate division of EQT since EQT acquired our Adviser and its affiliates in April 2021. Mr. Fogarty is responsible for legal matters for EQT Real Estate, which (in coordination with internal and external counsel) includes fund formation, entity structuring, property acquisitions, development, leasing and dispositions. Mr. Fogarty was instrumental in closing the acquisition between EQT and EQT Real Estate and its affiliates. Prior to joining EQT Real Estate, from September 2003 to November 2012, Mr. Fogarty was an attorney in the real estate and financial services group at Blank Rome, LLP where he maintained a national practice counseling clients in all facets of real estate investment and development. Mr. Fogarty earned a BS degree in Biobehavioral Health, Minor Neuroscience from Pennsylvania State University and a JD, magna cum laude, from the Villanova University School of Law.

Yangyang Nezin has served as our Controller and Treasurer since August 2024. Ms. Nezin also serves as the Non-Traded REIT Controller and Treasurer for EQT Real Estate and is primarily responsible for managing the financial reporting and overall accounting responsibilities for EQT Real Estate’s non-traded REIT initiatives, a position she has held since June 2024. Prior to joining our Adviser, Ms. Nezin was the Controller from September 2023 to June 2024; Assistant Controller from February 2021 to September 2023 and a Senior Accountant from June 2020 to February 2021, at Garrison Investment Group LP, where she managed comprehensive fund reporting processes for private equity funds and co-investments, capital calls and distributions, and prepared all annual financial statements that were subject to audit. Prior to joining Garrison Investment Group LP, Ms. Nezin was a Finance Associate at Benefit Street Partners, an asset management firm, from July 2018 to January 2020, where she created quarterly NAV packages and assisted in SEC filings for Benefit Street Partner’s non-traded REIT. From September 2016 to July 2018, Ms. Nezin was a member of the real estate audit team at Ernst & Young LLP. Ms. Nezin began her career in June 2014 as an accountant at Two Sigma Investments, a New York City-based hedge fund. Ms. Nezin is a Certified Public Accountant and holds a BBA and an MS in Accounting from Baruch College, City University of New York.

Mary Beth Morrissey has served as one of our independent directors since June 2023. From June 2016 to February 2020, Ms. Morrissey served as Senior Vice President, Chief Accounting Officer of Liberty Property Trust (NYSE:LPT, “Liberty”), a $12 billion listed real estate investment trust that developed, acquired, leased and managed industrial properties within the United States and the United Kingdom. Liberty was acquired by Prologis, Inc. in February 2020. From 1994 to 2016, Ms. Morrissey served in a series of positions including Director of Financial Reporting and Analysis, Vice President – Accounting and Reporting and Senior Vice President – Accounting. During her time at Liberty, Ms. Morrissey led a real estate accounting and financial planning and analysis team of over 35 accountants responsible for the operational, development, acquisition and disposition accounting for Liberty’s 100 million square foot portfolio, along with related financial analysis and internal and external reporting and planning. Ms. Morrissey was also responsible for internal control processes and compliance and was the company’s primary liaison with their external auditors to support the company’s annual audit, quarterly and internal control reviews. From 1986 to 1994, she was a financial analyst at Rouse & Associates, predecessor to Liberty. From 1984 to 1986, Ms. Morrissey was an auditor with Price Waterhouse, and from 1982 to 1984, she was an auditor with Alexander Grant. She was previously a Certified Public Accountant (since lapsed). From September 2021 to April 2022, Ms. Morrissey was interim executive director of the Fund for Women and Girls. Ms. Morrissey received a Bachelor of Arts degree in accounting and business from Mount Saint Mary’s College. Ms. Morrissey was selected as an independent director because of her extensive experience in the real estate industry and with accounting and financial reporting matters.

Peter Rodriguez has served as one of our independent directors since June 2023. Since July 2016, Mr. Rodriguez has served as the Dean of the Jones Graduate School of Business at Rice University and as Professor of Strategy there. Mr. Rodriguez has also been a member of the board of directors of the Federal Reserve Bank of Dallas, Houston Branch since January 2022, and he is currently serving his second three-year term, which extends through 2027. From June 2011 to June 2016, he was the Senior Associate Dean for Degree Programs and the Chief Diversity Officer at the Darden Graduate School of Business at the University of Virginia (“Darden”). He was also the Director of the Tayloe Murphy International Center at Darden from June 2008 through 2011, and he served as the Associate Dean for International Affairs and Director at Darden from June 2008 to June 2011. Mr. Rodriguez was an Associate Professor at the Darden Graduate School of Business Administration from September 2003 through 2008. He was a visiting professor at the School of Business and Economics, Universidad de las Americas, Puebla, Mexico, during the summer of 2003. From September 1997 to May 2003, he was an assistant professor in the Department of Management, International Business and Public Policy Group, at Texas A&M University, where he was also an adjunct professor at the George Bush School of Government and Public Service from May 2001 to July 2003. From June 1996 to June 1997, he was a lecturer at Princeton University. Mr. Rodriguez began his career as an associate at Chase (now JP Morgan Chase), working in the Global Energy Group, Syndications and Relationship Management, from June 1992 to August 1994.

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

Gary Reiff has served as one of our independent directors since June 2023. Since October 2021, Mr. Reiff has served as senior advisor to the chief executive officer of University of Colorado Health, a nationally recognized, nonprofit healthcare system which includes 14 Colorado hospitals and with over $8 billion in revenue. From June 2018 to October 2021, Mr. Reiff was the chief legal officer of University of Colorado Health, with oversight of the healthcare system’s legal, government affairs and compliance departments.

Mr. Reiff served, from February 2007 to June 2018, in various capacities at Black Creek Group LLC, a Denver-based real estate investment firm, its predecessor and/or their affiliates, including as Managing Director, Chief Administrative Officer, Chief Legal Officer, General Counsel, Chief Operating Officer, Chief Compliance Officer and Executive Vice President. From 1985 until 1986, and from 1989 until 2007, Mr. Reiff was an attorney with Brownstein Hyatt Farber Schreck, P.C., and was a shareholder from 1991 until 2007.

Throughout his career, Mr. Reiff has served, and continues to serve, on both for-profit, non-profit and governmental boards. He also has been an Adjunct Professor at the University of Colorado Law School and at the University of Denver, Daniels College of Business. Mr. Reiff has been an arbitrator for the American Arbitration Association. Mr. Reiff received his B.A., with distinction, and his M.A. from Stanford University, and his law degree, magna cum laude, from Harvard Law School. Mr. Reiff was selected as an independent director for his vast real estate experience.

Alan Feldman has served as one of our independent directors since June 2023. Mr. Feldman currently serves as a senior fellow of the Zell-Lurie Real Estate Center at The Wharton School, University of Pennsylvania, where he has also taught since 2013. Mr. Feldman served as the chief executive officer and chairman of the board of directors of Resource REIT from October 2012 to May 2022, and as Resource REIT’s president from September 2020 to May 2022. Resource REIT was a non-traded REIT which was acquired by Blackstone Real Estate Income Trust, Inc. (“BREIT”) in May 2022 in a transaction valued at $3.7 billion. At Resource REIT, Mr. Feldman was responsible for overseeing the strategy for the company and its real estate investment strategy. Prior to Resource REIT’s mergers with Resource Real Estate Opportunity REIT, Inc. (“REIT I”) and Resource Apartment REIT III, Inc. (“REIT III”) in January 2021, he was also chief executive officer and chairman of the board of REIT I from June 2009 and REIT III from June 2017. He also served as the president of REIT I and REIT III from September 2020 until the mergers. Mr. Feldman served as a senior vice president of Resource America from August 2002 to September 2020 and as chief executive officer of its wholly owned subsidiary, Resource Real Estate (Resource REIT’s founding sponsor) from May 2004 to September 2020. From 1998 to 2002, Mr. Feldman was a vice president at Lazard Freres & Co., an investment banking firm specializing in real estate matters. From 1992 through 1998, Mr. Feldman was an executive vice president of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. From 1990 to 1992, Mr. Feldman was a director at Strouse, Greenberg & Co., a regional full-service real estate company. From 1986 through 1988, Mr. Feldman was an engineer at Bristol-Myers Squibb Corporation. Mr. Feldman received Bachelor of Science and Master of Science degrees in chemical engineering from Tufts University, and a Master of Business Administration degree from The Wharton School, University of Pennsylvania. Mr. Feldman was selected as an independent director for his vast real estate experience.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee, which consists of Alan Feldman, Mary Beth Morrissey and Gary Reiff. Mary Beth Morrissey serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

●	our accounting and financial reporting processes,
●	the integrity and audits of our financial statements,
●	our compliance with legal and regulatory requirements,
●	the qualifications and independence of our independent auditors and
●	the performance of our internal and independent auditors.

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

Corporate Governance

Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of our Adviser acting on our behalf, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (“Covered Persons”). Our Code of Business Conduct and Ethics, as it relates to those also covered by our Adviser’s code of conduct, operates in conjunction with, and in addition to, our Adviser’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. Our Code of Business Conduct and Ethics is available on our website, eqrt.com, and is also filed as an exhibit to this Annual Report on Form 10-K. Any amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics that would require disclosure under Item 5.05 of Form 8-K will be posted on our website.

Insider Trading Policies. We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by Covered Persons that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. These policies are contained within our Code of Business Conduct and Ethics, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

We currently do not grant stock options and as such we have not adopted a policy regarding the timing of awards of options.

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

Compensation Committee Interlocks and Insider Participation

We currently do not expect to have a compensation committee of our board of directors because we do not directly compensate our executive officers or reimburse the Adviser for their compensation. Further, our directors who are affiliated with our Adviser or our Sponsor do not receive compensation for service on the board of directors or committees thereof. Certain of our executive officers and directors who are affiliated with our Adviser or our Sponsor are also officers and/or directors of our Adviser, our Sponsor and/or their affiliates and through these entities, these individuals may be involved in recommending the compensation to be paid to our independent directors.

Independent Director Compensation

We compensate each of our independent directors with an annual retainer of $175,000, consisting of approximately $78,750 in cash and $96,250 in the form of an annual grant of restricted stock. The restricted stock will generally vest one year from the date of grant and will be based on the then-current per share transaction price of our Class E shares at the time of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with our Adviser or our Sponsor will not receive additional compensation for service on the board of directors or committees thereof.

The following table sets for the compensation to our directors for the fiscal year ended December 31, 2024:

	Fees Earned or		All Other
Name	Paid in Cash (1)	Stock Awards (2)	Compensation (3)	Total
Henry Steinberg	$—	$—	$—	$—
Edward J. Fitzgerald (4)	—	—	—	—
J. Peter Lloyd	—	—	—	—
Ali Houshmand	—	—	—	—
Mary Beth Morrissey	78,804	96,249	4,018	179,071
Peter Rodriguez	78,804	96,249	3,975	179,028
Gary Reiff	78,804	96,249	3,975	179,028
Alan Feldman	78,804	96,249	4,018	179,071
(1)Fees Earned or Paid in Cash in 2024 include fees earned in 2023 but paid in the first quarter of 2024 as follows: Mary Beth Morrissey $19,849, Peter Rodriguez $19,849, Gary Reiff $19,849 and Alan Feldman $19,849.
(2)Represents the grant date fair value of restricted stock issued to each of the independent directors during the year ended December 31, 2024. The annual award of restricted stock is rounded down to the nearest whole share of restricted stock and any amount not taken into account for the award due to rounding will be paid in cash on or as soon as practicable after the vesting date of the restricted stock. The grants of Class E shares were made on September 3, 2024 and vest (i) on the one-year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of us or for “good reason.”
(3)Amounts reflect the dollar value of any dividends or other earnings paid on the stock awards during the year ended December 31, 2024. Amounts differ depending upon whether the independent director elected to participate in the distribution reinvestment plan.
(4)Mr. Fitzgerald stepped down from his role as a member of our board of directors effective September 2, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2024 relating to our independent director compensation plan:

	(a) Number of securities	(b) Weighted average	(c) Number of
	to be issued upon	exercise price	securities remaining
	exercise of outstanding	of outstanding	available for future
	options, warrants and	options, warrants	issuance under equity
Plan Category	rights	and rights	compensation plans
Equity compensation plans approved by the security holders	N/A	N/A	N/A
Equity compensation plans not approved by the security holders	—	—	423,344
Total	—	$—	423,344

Our board of directors, upon the recommendation of its nominating and corporate governance committee, has approved an independent director compensation plan, pursuant to which we compensate each independent director (i.e., a director who meets the independence criteria as specified in our charter) with an annual retainer of $175,000, consisting of approximately $78,750 in cash and $96,250 in the form of an annual grant of restricted stock.

On September 1, 2023, we issued an aggregate of 38,500 shares of restricted Class E common stock, with a grant date fair value of $10.00 per share, to our four independent directors as compensation for their services pursuant to the independent director compensation plan. The issuance of restricted shares to the four independent directors amounted to an award of $96,250 to each director, or $385,000 in the aggregate. These restricted shares of Class E common stock vested on September 3, 2024.

On September 3, 2024, we issued an aggregate of 38,156 shares of restricted Class E common stock, with a grant date fair value of $10.09 per share, to our four independent directors as compensation for their services pursuant to the independent director compensation plan. The issuance of restricted shares to the four independent directors amounted to an award of approximately $96,249 to each director, or approximately $384,996 in the aggregate. These shares are unvested and subject to forfeiture.

The annual grant is based on the most recently established NAV of a share of our Class E common stock at the time of grant. Restricted stock grants will generally vest (i) on the one-year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of us or for “good reason.” The maximum number of shares that will be available for issuance under the plan is 500,000.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of March 28, 2025, information regarding (i) the number and percentage of shares of our common stock or Class A preferred stock owned by each director, our named executive officers and all directors and executive officers as a group, and (ii) the number and percentage of shares of our common stock owned by any person known to us to be the beneficial owner of more than 5% of outstanding shares of our voting securities. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at Five Radnor Corporate Center, 100 Matsonford Road, Suite 250, Radnor, Pennsylvania 19087.

	Class E Common Stock		Class A Preferred Stock
	Amount and		Amount and
	Nature of Beneficial	Percent of	Nature of Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class	Ownership	Class
Directors and Officers
Henry Steinberg	—	—%	—	—%
J. Peter Lloyd	—	—%	118	53.64%
Ali Houshmand	—	—%	10	4.55%
Brian Fogarty	—	—%	20	9.09%
Yangyang Nezin	—	—%	—	—%
Mary Beth Morrissey	19,762	20.20%	—	—%
Peter Rodriguez	19,164	19.58%	—	—%
Gary Reiff	19,164	19.58%	—	—%
Alan Feldman	19,762	20.20%	—	—%
All directors and executives as a group	77,852	79.56%	148	67.27%

Other 5% Beneficial Owners by Class

		Amount and Nature
		of Beneficial
Share Class	Name of Beneficial Owner	Ownership	Percent of Class
Class E Common Stock	Exeter Property Group, LLC	20,000	20.44%

Class I Common Stock	Michael G Simpson Irrevocable Trust	37,915	15.57%
Class I Common Stock	Robert B Stephenson Revocable Trust	30,384	12.48%
Class I Common Stock	Harry Lehrer and Lisa Vecchi-Lehrer	20,256	8.32%

Class A-II Common Stock	Randall Germeraad 2020 Irrevocable Trust	47,801	24.15%
Class A-II Common Stock	Gregory A Hake Irrevocable Trust	23,923	12.09%
Class A-II Common Stock	Stephanie Husnick Revocable Trust	23,923	12.09%
Class A-II Common Stock	George Giudici Solo 401k	14,340	7.24%
Class A-II Common Stock	Michael McGoun and Adriana Rodriguez	13,397	6.77%
Class A-II Common Stock	Frederick Bruce Rollover IRA	10,909	5.51%

In addition, as of December 31, 2024, the Operating Partnership had issued 19,628,251.459 Class E units to EQT Real Estate Holdings. See Item 1, “Business—Sponsor Commitment.” EQT Real Estate Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Real Estate Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed under our share repurchase plan, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan and (3) upon a repurchase request, the Operating Partnership will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction (defined herein).

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

Policies and Procedures for Related-Party Transactions and the Affiliated-Transactions Committee

Our charter contains policies on transactions with affiliated persons. Under the charter, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.

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

In addition, the affiliated-transactions committee is responsible for reviewing our Adviser’s performance and the fees and expenses paid by us to our Adviser and any of its affiliates. The affiliated-transactions committee will evaluate at least annually whether the compensation that we contract to pay to our Adviser is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter and the NASAA REIT Guidelines. Our affiliated-transactions committee supervises the performance of our Adviser and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the affiliated-transactions committee:

●	the amount of fees paid to our Adviser in relation to the size, composition and performance of our investments;
●	the success of our Adviser in generating investments that meet our investment objectives;
●	rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;
●	additional revenues realized by our Adviser and its affiliates through their advisory relationship with us (including the performance participation allocation paid to the Special Limited Partner);
●	the quality and extent of the services and advice furnished by our Adviser;
●	the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
●	the quality of our portfolio in relationship to the investments generated by our Adviser for its own account.

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

Transactions with Related Persons

The following describes all transactions during the fiscal years ended December 31, 2024 and December 31, 2023, and currently proposed transactions, involving us, our directors, our Sponsor or our Adviser or any of their affiliates.

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

Services

Pursuant to the terms of the Advisory Agreement, our Adviser is responsible for, among other things:

●	serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines as well as our and the Operating Partnership’s investments, financing activities and operations;
●	sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
●	with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
●	providing us with portfolio management and other related services;
●	serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
●	engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

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

Term and Termination Rights

The term of the Advisory Agreement is for one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of our Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

●	immediately by us (1) for “cause,” (2) upon the bankruptcy of our Adviser or (3) upon a material breach of the Advisory Agreement by our Adviser;
●	upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
●	upon 60 days’ written notice by our Adviser.

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

Management Fee, Performance Participation and Expense Reimbursements

Management Fee. Subject to the limitations described below under “—Adviser Support” and “—Reimbursement by our Adviser,” as compensation for its services provided pursuant to the Advisory Agreement, we pay our Adviser an annual management fee (payable monthly in arrears) of 1.25% of the aggregate NAV represented by our Class T shares, Class S shares, Class D shares and Class I shares, 0.90% of the aggregate NAV represented by our Class A-II shares and 0.50% of the aggregate NAV represented by our Class A-I shares. Additionally, to the extent that our Operating Partnership issues Operating Partnership units to parties other than us, our Operating Partnership will pay our Adviser a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Operating Partnership units not held by us per annum payable monthly in arrears. No management fee will be paid with respect to Class E shares or Class E units of our Operating Partnership. The management fee is allocated on a class-specific basis and borne by all holders of the applicable class. In calculating the management fee, we use the aggregate NAV of the applicable share class and the NAV of the applicable class of Operating Partnership units not held by us before giving effect to monthly accruals for the management fee, the performance participation allocation, distribution fees, or distributions payable on our outstanding shares or Operating Partnership units.

The management fee may be paid, at our Adviser’s election, in cash, Class E shares or Class E units of our Operating Partnership. Our Adviser’s ability to elect to receive Class E shares of our common stock or Class E units of our Operating Partnership serves as a benefit to us for cash management purposes and further aligns our Adviser’s interests with our stockholders. Any repurchase requests by our Adviser will be consistent with our Adviser’s fiduciary duties to us and our stockholders. Shares held by our Adviser acquired as payment of our Adviser’s management fee will not be subject to our share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction, and will not be included in the calculation of our aggregate NAV for purposes of the 2% monthly or 5% quarterly limitations on repurchases. Notwithstanding the foregoing, we have adopted a policy that requires the affiliated-transactions committee to approve any repurchase request of the Adviser for Class E shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors. With respect to any Class E units issued to our Adviser in lieu of management fees, any holder of such Class E units may request that we repurchase such Class E units and upon a repurchase request, the Operating Partnership will repurchase any such Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units.

Our Adviser waived its management fee for the first six full calendar months following March 19, 2024, the date on which we broke escrow for our public offering. For the year ended December 31, 2024, we incurred $15,486 of management fees. As of December 31, 2024, $7,995 of management fees remained unpaid to the Adviser. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the year ended December 31, 2023.

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

Specifically, the Special Limited Partner will be allocated a performance participation in an amount equal to:

●	First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such annual Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and

●	Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

“Total Return” for any period since the end of the prior calendar year shall equal the sum of:

(i)all distributions accrued or paid (without duplication) on the Class T units, Class S units, Class D units, Class I units, Class A-I units and Class A-II units of the Operating Partnership (collectively referred to as, the “Performance Participation OP Units”) outstanding at the end of such period since the beginning of the then-current calendar year plus

(ii)the change in aggregate NAV of the Performance Participation OP Units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Performance Participation OP Units, (y) any allocation/accrual to the performance participation interest related to the Performance Participation OP Units and (z) applicable distribution fee expenses related to the Performance Participation OP Units (including any payments made to us for payment of such expenses).

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

Distributions on the performance participation interest may be distributable in cash or Class E units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Class E units, holders of Class E units issued in connection with distributions on the performance participation interest may request the Operating Partnership repurchase such Class E units at a later date. Holders of Class E units issued in connection with distributions on the performance participation interest may request the Operating Partnership repurchase such Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate net asset value of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases of our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares of our common stock as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations under our share repurchase plan. Further, if we determine to repurchase fewer shares under our share repurchase plan than have been requested in any particular month, or none at all, then corresponding limitations (including pro rations) will apply to the repurchase of Class E units issued in connection with distributions on the performance participation interest. In addition, any repurchases of Class E units in respect of distributions on the performance participation interest will not be subject to the Early Repurchase Deduction and such repurchases of Class E units for shares of our Class E common stock will not be subject to the limitations above.

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

For the year ended December 31, 2024, we accrued $71,162 for the performance participation allocation. As of December 31, 2024, the 2024 performance participation allocation of $71,162 had not yet been distributed to the Special Limited Partner. We had no operations for the year ended December 31, 2023. As a result, there was no accrual for the performance participation allocation for the year ended December 31, 2023.

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

In connection with our acquisition of the Georgetown Property, on March 20, 2024, the Middletown Property, on August 14, 2024, the Nashville Property, on August 15, 2024, and the Washington Property, on October 16, 2024, the Adviser assigned the respective purchase and sale agreements to our subsidiaries for $1,500,000, $4,000,000, $1,500,000 and $815,000, respectively, representing the deposit amounts under the purchase and sale agreements. The Adviser also advanced $103,602 in closing costs for the Georgetown Property, $29,991 in closing costs for the Middletown Property, $50,387 in closing costs for the Nashville Property and $49,213 in closing costs for the Washington Property. We repaid the Adviser for the deposits and all of the closing costs on the respective acquisition dates. The sellers of all acquisitions during the year ended December 31, 2024 were not affiliated with us or the Adviser.

Adviser Support. Our Adviser has agreed to the following support measures:

●	Our Adviser waived its management fee for the first six full calendar months following March 19, 2024, the date on which we broke escrow for our public offering.
●	Our Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of selected dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by selected dealers and reimbursements to selected dealers for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2026, the second anniversary of the date on which we broke escrow for our public offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2026. Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by our Adviser without reimbursement from us. After March 19, 2026, we will reimburse our Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred other than the wholesaling compensation expenses.

●	Our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2026, the second anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.

As of December 31, 2024 and December 31, 2023, the Adviser and its affiliates have incurred organization and offering costs on our behalf of $7,118,231 and $5,470,431, respectively. As of December 31, 2024 and December 31, 2023, the Adviser has advanced $3,418,373 and $960,534, respectively, for advanced general and administrative expenses.

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

Our Total Operating Expenses for the year ended December 31, 2024, were 1.36% and 116.84% of our Average Invested Assets and our Net Income, respectively.

Sub-Advisor

On July 11, 2023, our Adviser and the Operating Partnership entered into the Investment Management Agreement with JP Morgan. Pursuant to the Investment Management Agreement, JP Morgan will serve as a sub-advisor to our Adviser and act as the investment manager for our portfolio of short-term investments, which may include real estate related securities. Under the terms of the Investment Management Agreement, JP Morgan’s fee for its services shall be paid entirely by our Adviser and not by our company. As of December 31, 2024 and 2023, our Adviser had not paid JP Morgan in connection with investment advisory services for us.

Dealer Manager Agreement

EQTE Brokerage LLC (the “Dealer Manager”), an affiliate of the Adviser, serves as the dealer manager for our public offering. The Dealer Manager registered as a broker dealer with the SEC and FINRA on May 16, 2023. We entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with our public offering on August 1, 2023.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; however, such amounts may vary for certain selected dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares, Class E shares, Class A-I shares, Class A-II shares or shares of any class sold pursuant to our distribution reinvestment plan. There were no upfront selling commissions or dealer manager fees paid during the years ended December 31, 2024 and December 31, 2023.

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

There were no distribution fees paid to the Dealer Manager during the years ended December 31, 2024 or 2023.

In connection with the private offerings of the Class A-I and Class A-II shares, we also entered into a separate dealer manager agreement with the Dealer Manager (the “Private Offering Dealer Manager Agreement”). Under the Private Offering Dealer Manager Agreement, no fees or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager.

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

During the year ended December 31, 2024, the ratio of the cost of raising capital during the period to the gross amount of capital raised inclusive of all offerings was 2.77%.

Property Management, Leasing and Development and Construction Services by Affiliates of our Adviser

We have retained, and expect to retain in the future, an affiliate of our Adviser to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed. Property management fees, leasing commissions, development and construction fees and expense reimbursements for these services will be at or below market rates for the specific market and type of property acquired or particular project under development.

We expect property management, leasing and development and construction services provided by affiliates of our Adviser to include the following:

●	tenant relations;
●	energy management;
●	preventive maintenance;
●	vendor selection and contracting;
●	parking management;
●	marketing plans;
●	broker relations;
●	tenant prospecting;
●	lease negotiation;
●	project planning and budgeting;
●	architectural and engineering design preparation;
●	design development;
●	entitlement and permitting; and
●	construction and development of the project.

In connection with each real estate acquisition during the year ended December 31, 2024, we, through indirect subsidiaries, entered into property management and leasing services agreements with Exeter Property Group Advisors, LLC (the “Property Manager”), an affiliate of the Adviser (the “Property Management Agreements”). The Property Management Agreements have terms through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreements, we pay the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. We will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. We will reimburse the Property Manager for all reasonable and actual expenditures.

For the year ended December 31, 2024, we incurred $108,988 of property management fees. As of December 31, 2024, $25,299 of property management fees remained unpaid to the Property Manager. We had no operations for the year ended December 31, 2023. As a result, no property management fees were incurred for the year ended December 31, 2023. We did not incur any leasing commissions, development and construction fees or expense reimbursements for the years ended December 31, 2024 or December 31, 2023.

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

We did not incur such services during the years ended December 31, 2024 or 2023.

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

Additionally, EQT Real Estate Holdings, an affiliate of the Sponsor, has committed to purchase $200,000,000 in Class E shares of our common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of our Sponsor and their officers and employees. As of December 31, 2024, EQT Real Estate Holdings had purchased 19,628,251.459 Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.10 million as part of the Sponsor Committed Amount. Class E shares and Class E units are not available for purchase in the public offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) our officers and directors. During the escrow period for the public offering, the per share purchase price for Class E shares and Class E units was $10.00 per share or unit. After the close of the escrow period for the public offering, Class E shares and Class E units are sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to our Adviser or the performance participation allocation to the Special Limited Partner.

EQT Real Estate Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Real Estate Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed under our share repurchase plan, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan and (3) upon a repurchase request, the Operating Partnership will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction (defined herein).

On June 9, 2023, we issued 220 shares of Class A preferred stock to eight officers and employees of our Adviser and its affiliates at a price of $1,000 per share for total proceeds of $220,000. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in our discretion by payment of $1,000 per share plus a $50 per share redemption premium in the event of redemption prior to December 31, 2024. No shares of Class A preferred stock had been redeemed as of December 31, 2024. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security. During the year ended December 31, 2024, we paid aggregate dividends of $22,000 to the Class A preferred stockholders. During the year ended December 31, 2023, we paid aggregate dividends of $12,344 to the Class A preferred stockholders for the period from June 9, 2023 to December 31, 2023.

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

We have also agreed to enter into similar registration rights agreements with EQT Real Estate Holdings and affiliates of our Sponsor and their employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount.

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

Currently Proposed Transactions with Related Persons

There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

Report of the Affiliated-Transactions Committee

Our affiliated-transactions committee has reviewed the policies described in this Annual Report and our registration statement related to our ongoing public offering, as amended and supplemented to date, and determined that such policies are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to implement and execute our business strategies; (2) our executive officers, directors and affiliates of the Adviser have expertise with the type of real estate investments we seek; (3) borrowings enable us to purchase additional investments, thereby increasing portfolio diversification and our ability to achieve investment objectives; (4) there are sufficient property acquisition opportunities with the attributes that we seek; and (5) corporate governance best practices and high ethical standards help promote our long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Our affiliated-transactions committee has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our affiliated-transactions committee has determined that such transactions are fair and reasonable to us.

The Affiliated-Transactions Committee of the Board of Directors is as follows:

Alan Feldman (Chair)

Mary Beth Morrissey

Peter Rodriguez

Gary Reiff

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the years ended December 31, 2024 and December 31, 2023, KPMG LLP (“KPMG”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2024 and December 31, 2023 by our independent registered public accounting firm, KPMG, were as follows:

	2024	2023
Audit fees (1)	$570,000	$245,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$570,000	$245,000
(1)Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and reviews of SEC registration statements. Also included in the audit fees are the subscriptions to KPMG’s Accounting Research Online, an online library of accounting, auditing and financial reporting literature and related guidance and the automated Accounting Disclosure Checklist, which is a filterable, web-based tool to identify required financial statement disclosures.

Our audit committee was advised that there were no services provided by KPMG that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements and reviews of SEC registration statements that could impair KPMG from maintaining its independence as our independent auditor and concluded that it was independent.

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

Part IV

Item 15. Exhibits and Financial Statements Schedules.

(a)(1) Financial Statements

See Item 8 above.

(a)(2) Financial Statement Schedules

The following financial statement schedule is included herein beginning on page F-30 of this Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024.

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 25, 2024)
3.3	Articles Supplementary of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 25, 2024)
3.4	Amended and Restated Bylaws of the Company (incorporated by referenced to Exhibit 3.2 to the Company’s Form 10-Q, filed August 31, 2023)
4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the Company’s prospectus, filed April 22, 2024)
10.1

Amended and Restated Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC, dated March 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed March 29, 2024)

10.1.1

Renewal Agreement of Amended and Restated Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC, dated July 31, 2024 (incorporated by reference to Exhibit 10.1.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.1.2

Amendment No. 1, dated February 27, 2025, to the Amended and Restated Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 28, 2025)

10.2

Second Amended and Restated Limited Partnership Agreement of EQT Exeter REIT Operating Partnership, LP dated March 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed March 29, 2024)

10.3

Trademark License Agreement by and among EQT AB, the Company and EQT Exeter REIT Operating Partnership LP, dated August 1, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed August 31, 2023)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
10.5	Independent Director Compensation Plan, effective as of January 17, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed March 29, 2024)
10.6	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
10.7	Subscription Agreement by EQT Exeter Holdings US, Inc., dated March 19, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 29, 2024)
10.8

Investment Management Agreement by and among J.P. Morgan Investment Management, Inc., EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC dated July 11, 2023 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q, filed August 31, 2023)

10.9	Dealer Manager Agreement, with Selected Dealer Agreement, dated August 1, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q, filed August 31, 2023)

10.10

Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated December 21, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Post-Effective Amendment No. 2 to Form S-11, Commission File No. 333-273163, filed April 16, 2024)

10.10.1

First Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated January 16, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment No. 2 to Form S-11, Commission File No. 333-273163, filed April 16, 2024)

10.10.2

Second Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated January 30, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Post-Effective Amendment No. 2 to Form S-11, Commission File No. 333-273163, filed April 16, 2024)

10.10.3

Third Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated February 12, 2024 (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 2 to Form S-11, Commission File No. 333-273163, filed April 16, 2024)

10.10.4

Fourth Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated February 19, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Post-Effective Amendment No. 2 to Form S-11, Commission File No. 333-273163, filed April 16, 2024)

10.10.5

Fifth Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated February 26, 2024 (incorporated by reference to Exhibit 10.15 to the Company’s Post-Effective Amendment No. 2 to Form S-11, Commission File No. 333-273163, filed April 16, 2024)

10.10.6

Sixth Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated March 5, 2024 (incorporated by reference to Exhibit 10.16 to the Company’s Post-Effective Amendment No. 2 to Form S-11, Commission File No. 333-273163, filed April 16, 2024)

10.10.7

Seventh Amendment to Agreement of Sale by and between Longhorn Junction Owner (TX), LP, and Exeter Property Group, LLC, dated March 14, 2024 (incorporated by reference to Exhibit 10.17 to the Company’s Post-Effective Amendment No. 2 to Form S-11, Commission File No. 333-273163, filed April 16, 2024)

10.10.8

Assignment and Assumption of Agreement of Sale by and between Exeter Property Group, LLC and EQRT 110 Southeast Inner Loop, L.P., dated March 20, 2024 (incorporated by reference to Exhibit 10.9.8 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.11

Agreement of Sale by and between Shoals Way Industrial LLC and Exeter Property Group, LLC, dated June 26, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.11.1

Assignment and Assumption of Agreement of Sale by and between Exeter Property Group, LLC and EQRT 1500 Shoals, L.P., dated August 15, 2024 (incorporated by reference to Exhibit 10.10.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.12

Agreement of Sale by and among C5LC at Middletown, LLC and Exeter Property Group, LLC, dated July 19, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.12.1

First Amendment to Agreement of Sale by and between C5LC at Middletown, LLC and Exeter Property Group, LLC, dated July 26, 2024 (incorporated by reference to Exhibit 10.11.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.12.2

Second Amendment to Agreement of Sale by and between C5LC at Middletown, LLC and Exeter Property Group, LLC, dated August 9, 2024 (incorporated by reference to Exhibit 10.11.2 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.12.3

Assignment and Assumption of Agreement of Sale by and between Exeter Property Group, LLC and EQRT 3327 Harrisburg, L.P., dated August 14, 2024 (incorporated by reference to Exhibit 10.11.3 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.13

Agreement of Purchase and Sale and Joint Escrow Instructions between DPIF2 WA 6 Oxbow, LLC, a Delaware limited liability company, as Seller, and Exeter Property Group, LLC, a Delaware limited liability company, as Buyer, dated July 31, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.13.1

First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated September 12, 2024 (incorporated by reference to Exhibit 10.12.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.13.2

Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated September 12, 2024 (incorporated by reference to Exhibit 10.12.2 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.13.3

Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated September 18, 2024 (incorporated by reference to Exhibit 10.12.3 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.13.4

Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated September 26, 2024 (incorporated by reference to Exhibit 10.12.4 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.13.5

Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated October 2, 2024 (incorporated by reference to Exhibit 10.12.5 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.13.6

Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and between DPIF2 WA 6 Oxbow, LLC and Exeter Property Group, LLC, dated October 11, 2024 (incorporated by reference to Exhibit 10.12.6 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.13.7

Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between Exeter Property Group, LLC and EQRT 2871 102nd, L.P., dated October 16, 2024 (incorporated by reference to Exhibit 10.12.7 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.14

Loan Agreement by and between EQRT 3327 Harrisburg, L.P. and New York Life Insurance Company dated August 14, 2024 (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.14.1

Promissory Note by EQRT 3327 Harrisburg, L.P., to New York Life Insurance Company, dated August 14, 2024 (incorporated by reference to Exhibit 10.13.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.14.2

Guaranty of Recourse Obligations by EQT Exeter REIT Operating Partnership LP for the benefit of New York Life Insurance Company, dated August 14, 2024 (incorporated by reference to Exhibit 10.13.2 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.15

Promissory Note by EQRT 110 Southeast Inner Loop, L.P. and EQRT 1500 Shoals, L.P. to State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.15.1

Deed of Trust, Security Agreement and Fixture Filing by EQRT 1500 Shoals, L.P. for the benefit of State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.15.2

Deed of Trust, Security Agreement and Fixture Filing by EQRT 110 Southeast Inner Loop, L.P. for the benefit of State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14.2 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.15.3

Agreement regarding Second Funding, Permitted Releases, Substitutions and Transfers by and among EQRT 110 Southeast Inner Loop, L.P., EQRT 1500 Shoals, L.P. and State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14.3 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.15.4

Allonge to Promissory Note, dated as of August 15, 2024, made by EQRT 110 Southeast Inner Loop, L.P., and EQRT 1500 Shoals, L.P., to State Farm Life Insurance Company, dated October 16, 2024 (incorporated by reference to Exhibit 10.14.4 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.15.5

Master Joinder Agreement by and among EQRT 110 Southeast Inner Loop, L.P., EQRT 1500 Shoals, L.P., EQRT 2871 102nd, L.P., and State Farm Life Insurance Company, dated October 16, 2024 (incorporated by reference to Exhibit 10.14.5 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.15.6

Leasehold Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases and Rents by EQRT 2871 102nd, L.P., for the benefit of State Farm Life Insurance Company, dated October 16, 2024 (incorporated by reference to Exhibit 10.14.6 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

14.1	Code of Business Conduct and Ethics, effective July 10, 2023
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)
24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Plan, effective as of March 18, 2024 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed March 25, 2024)
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQT EXETER REAL ESTATE INCOME TRUST, INC.
March 28, 2025	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (principal executive officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of EQT Exeter Real Estate Income Trust, Inc., hereby severally constitute Ali Houshmand, J. Peter Lloyd, and Yangyang Nezin, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable EQT Exeter Real Estate Income Trust, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2025	/s/ Ali Houshmand
Date	Ali Houshmand
President, Portfolio Manager and Director (Principal Executive Officer)

March 28, 2025	/s/ J. Peter Lloyd
Date	J. Peter Lloyd
Chief Financial Officer and Director (Principal Financial Officer)

March 28, 2025	/s/ Yangyang Nezin
Date	Yangyang Nezin
Controller and Treasurer (Principal Accounting Officer)

March 28, 2025	/s/ Henry Steinberg
Date	Henry Steinberg
Chairman of the Board and Director

March 28, 2025	/s/ Alan Feldman
Date	Alan Feldman
Independent Director

March 28, 2025	/s/ Mary Beth Morrissey
Date	Mary Beth Morrissey
Independent Director

March 28, 2025	/s/ Gary Reiff
Date	Gary Reiff
Independent Director

March 28, 2025	/s/ Peter Rodriguez
Date	Peter Rodriguez
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

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm (PCAOB No. 185)	F-2
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023 and for the Period from September 2, 2022 to December 31, 2022	F-4

Consolidated Statements of Changes in (Deficit) Equity and Redeemable Non-Controlling Interest for the Years Ended December 31, 2024 and 2023 and for the Period from September 2, 2022 to December 31, 2022

F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023 and for the Period from September 2, 2022 to December 31, 2022	F-6
Notes to the Consolidated Financial Statements	F-7

Financial Statement Schedules
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024	F-30

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EQT Exeter Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EQT Exeter Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in (deficit) equity and redeemable non-controlling interest, and cash flows for the years ended December 31, 2024 and 2023 and for the period from September 2, 2022 (date of formation) through December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 and for the period from September 2, 2022 (date of formation) through December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 28, 2025

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$430,716,739	$—
Cash and cash equivalents	19,554,990	405,049
Restricted cash	12,902,702	—
Real estate related intangibles, net	35,695,700	—
Other assets	5,065,685	—
Total Assets	$503,935,816	$405,049
Liabilities and (Deficit) Equity
Mortgage notes, net	$193,910,218	$—
Lease liability - finance lease	95,563,599	—
Accounts payable and accrued expenses	1,796,817	—
Due to affiliates	10,641,060	—
Other liabilities	1,303,617	—
Total Liabilities	$303,215,311	$—
Redeemable non-controlling interest	214,744,462	—
(Deficit) Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable on or before December 31, 2024 at $50 redemption premium per share) issued and outstanding at December 31, 2024 and December 31, 2023, respectively	220,000	220,000
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized and 142,266 shares and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,423	—
Common stock - Class A-I Shares, $0.01 par value per share, 50,000,000 shares and 0 shares authorized and 1,457,776 shares and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	14,578	—
Common stock - Class A-II Shares, $0.01 par value per share, 50,000,000 shares and 0 shares authorized and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class E Shares, $0.01 par value per share, 100,000,000 shares authorized and 97,447 shares and 58,500 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (including 38,156 unvested restricted shares at December 31, 2024)	974	585
Additional paid-in capital	—	327,748
Accumulated deficit	(14,260,932)	(143,284)
Total (Deficit) Equity	(14,023,957)	405,049
Total Liabilities, Redeemable non-controlling interest and (Deficit) Equity	$503,935,816	$405,049

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Operations

			For the Period
			September 2, 2022
	For the Year Ended		(Date of Formation) to
	December 31, 2024	December 31, 2023	December 31, 2022

Revenues	$13,338,091	$—	$—
Rental revenue	13,338,091	—	—

Expenses
Rental property operating expenses	$1,564,474	$—	$—
General and administrative expenses	3,733,371	130,875	65
Organization expenses	1,186,955	—	—
Management fee	15,486	—	—
Performance participation allocation	71,162	—	—
Depreciation and amortization	4,904,872	—	—
Total Expenses	11,476,320	130,875	65

Other Income/ (Expense)
Interest income	399,533	—	—
Interest expense	(5,211,251)	—	—
Total other income/ (expense)	(4,811,718)	—	—
Net (Loss)	$(2,949,947)	$(130,875)	$(65)
Dividends to preferred stockholders	(22,000)	(12,344)	—
Net loss attributable to redeemable non-controlling interest	2,781,131	—	—
Net (loss) attributable to common stockholders	$(190,816)	$(143,219)	$(65)
Net (loss) per share of common stock - basic and diluted	$(0.66)	$(7.16)	$(0.01)
Weighted-average shares of common stock outstanding - basic and diluted	289,411	20,000	9,934

There were no operations during the year ended December 31, 2023, nor during the period from September 2, 2022 (Date of Formation) to December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Changes in (Deficit) Equity and Redeemable Non-Controlling Interest

							Redeemable
	Preferred	Common Stock		Additional	Accumulated	Total Equity	Non-controlling
	Stock Class A	Shares	$ Amount	Paid- In Capital	Deficit	(Deficit)	Interest
Balance at September 2, 2022 (Date of Formation)	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(65)	(65)	—
Common stock issued	—	20,000	200	199,800	—	200,000	—
Balance at December 31, 2022	$—	20,000	$200	$199,800	$(65)	$199,935	$—
Net loss	—	—	—	—	(130,875)	(130,875)	—
Issuance of preferred stock	220,000	—	—	—	—	220,000	—
Preferred stock dividend	—	—	—	—	(12,344)	(12,344)	—
Stock based compensation	—	—	—	128,333	—	128,333	—
Issuance of restricted stock awards	—	38,500	385	(385)	—	—	—
Balance at December 31, 2023	$220,000	58,500	$585	$327,748	$(143,284)	$405,049	$—
Net loss	—	—	—	—	(168,816)	(168,816)	(2,781,131)
Issuance of common stock	—	1,596,083	15,961	16,318,015	—	16,333,976	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	197,100,000
Adjust redeemable non-controlling interest to redemption value	—	—	—	(11,223,680)	(13,784,816)	(25,008,496)	25,008,496
Offering expenses	—	—	—	(5,856,071)	—	(5,856,071)	(75,205)
Stock based compensation	—	—	—	384,999	—	384,999	—
Issuance of restricted stock awards	—	38,156	382	(382)	—	—	—
Preferred stock dividend	—	—	—	—	(22,000)	(22,000)	—
Distribution reinvestments	—	4,750	47	49,371	—	49,418	—
Distributions declared on common stock	—	—	—	—	(142,016)	(142,016)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(4,507,698)
Balance at December 31, 2024	$220,000	1,697,489	$16,975	$—	$(14,260,932)	$(14,023,957)	$214,744,462

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

			For the Period
			September 2, 2022
	For the Year Ended		(Date of Formation) to
	December 31, 2024	December 31, 2023	December 31, 2022
CASH FLOWS PROVIDED BY/ (USED IN) OPERATING ACTIVITIES
Net loss	$(2,949,947)	$(130,875)	$(65)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	4,904,872	—	—
Straight-line rent amortization	(3,678,872)	—	—
Non-cash compensation expense	384,999	128,333	—
Non-cash finance lease interest expense	413,244	—	—
Amortization of deferred financing costs	31,527	—	—
Change in assets and liabilities
Other assets	364,814	—	—
Due to affiliates	4,319,767	—	—
Accounts payable and accrued expenses	77,240	—	—
Net cash provided by/(used in) operating activities	3,867,644	(2,542)	(65)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions of real estate	(373,698,003)	—	—
Capital expenditures for construction in progress	(1,678,473)	—	—
Net cash used in investing activities	(375,376,476)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes	194,850,000	—	—
Payment of deferred financing costs on mortgage notes	(903,974)	—	—
Contributions from redeemable non-controlling interest	197,100,000	—	—
Proceeds from issuance of preferred stock	—	220,000	—
Proceeds from issuance of common stock	16,333,976	—	—
Dividends paid on preferred stock	(22,000)	(12,344)	—
Distributions paid on common stock	(28,619)	—	—
Distributions paid on redeemable non-controlling interest	(3,767,908)	—	—
Net cash provided by financing activities	403,561,475	207,656	—
Net increase in cash, cash equivalents and restricted cash	$32,052,643	$205,114	$(65)
Cash, cash equivalents and restricted cash at beginning of period	$405,049	$199,935	$200,000
Cash, cash equivalents and restricted cash at end of period	$32,457,692	$405,049	$199,935

Supplemental disclosure of cash flow information:
Interest paid	$4,766,480	$—	$—

Non-cash financing and investing activities:
Accrued offering expenses due to affiliates	$5,931,276	$—	$—
Other accrued costs due to affiliates	$390,017	$—	$—
Accrued acquisition costs	$106,644	$—	$—
Working capital assumed	$661,792	$—	$—
Accrued deferred financing costs	$67,335	$—	$—
Distribution reinvestments	$49,418	$—	$—
Distributions accrued and not paid — redeemable non-controlling interest	$739,790	$—	$—
Distributions accrued and not paid — common stock	$63,979	$—	$—

There were no operations during the year ended December 31, 2023, nor during the period from September 2, 2022 (Date of Formation) to December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

1.	Organization and Business Purpose

EQT Exeter Real Estate Income Trust, Inc. (the “Company”) was formed on September 2, 2022, as a Maryland corporation. The Company was organized to invest primarily in stabilized, income-oriented commercial real estate in the United States. The Company is the sole general partner of EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of the Company’s advisor, owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company commenced its principal operations with the acquisition of its first real estate investment on March 20, 2024. The Company and the Operating Partnership are externally managed by Exeter Property Group, LLC (the “Adviser”), an affiliate of EQT AB (the “Sponsor”).

The Company intends to make an election to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2024. In order to qualify and to maintain qualification as a REIT, the Company is required to, among other things, distribute as dividends at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to stockholders and meet certain tests regarding the nature of its income and assets.

As of December 31, 2024, the Company owned four industrial properties.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Principles of Consolidation

The Company consolidates all entities that it controls through either majority ownership or voting rights. In addition, the Company consolidates all variable interest entities (“VIEs”) of which it is considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as the primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

The Operating Partnership is considered to be a VIE. The Company consolidates this entity as it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans. The share of assets, liabilities and operations of the Company related to Operating Partnership units held by parties other than the Company are included in redeemable non-controlling interest in the mezzanine equity section on the Company’s Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may at times have bank balances in excess of federally insured amounts. As of December 31, 2024, the Company held $18,523,808 of cash equivalents and did not hold any cash equivalents as of December 31, 2023.

Restricted Cash

Restricted cash primarily consists of amounts in escrow related to tenant improvement reimbursements at certain of the Company’s properties. As of December 31, 2024, the Company held $12,902,702 of restricted cash and did not hold any restricted cash as of December 31, 2023.

Deferred Financing Costs

Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. As of December 31, 2024, the Company recorded net deferred financing costs of $939,782 and did not record any deferred financing costs as of December 31, 2023.

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

Valuation of assets measured at fair value on a nonrecurring basis

Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore these assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. See below “ Impairment of Real Estate Portfolio.” There were no impairments recognized for the years ended December 31, 2024 and December 31, 2023.

Valuation of assets and liabilities not measured at fair value

The fair values of financial instruments (other than mortgage notes), including cash and cash equivalents, restricted cash, accounts receivable and other financial instruments, included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at December 31, 2024 and December 31, 2023.

The fair value of the Company’s mortgage notes is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to their present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The Company utilizes third party service providers to assist with the Company’s determination of these valuations. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets as of December 31, 2024. There were no financial instruments that were not carried at fair value as of December 31, 2023.

	December 31, 2024
	Carrying Value	Fair Value
Mortgage notes (1)	$194,850,000	$193,528,321
Total	$194,850,000	$193,528,321

(1)Carrying value excludes net deferred financing costs.

Investments in Real Estate and Lease Intangibles

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. The Company allocates the purchase price to acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) based on their respective fair values at the date of acquisition.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs, and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease term. The amortization of in-place lease intangibles is recorded in depreciation and amortization expense on the Company’s Consolidated Statements of Operations.

Acquired above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company’s estimate of fair value lease rates for the corresponding in-place leases. The capitalized above- and below-market rentals are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of above-market or below-market lease value will be charged to rental revenue.

The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings and improvements	10	—	40 years
Lease intangibles and leasehold improvements	Lease term

Significant improvements to properties are capitalized, whereas repairs and maintenance expenses at the Company’s properties are expensed as incurred and included in rental property operating expenses on the Company’s Consolidated Statements of Operations.

Impairment of Real Estate Portfolio

The Company reviews its real estate portfolio to ascertain if there are any indicators of impairment in the value of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded for the difference between the asset’s fair value and its carrying amount. Real estate assets that are held for sale are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of the Company’s real estate portfolio will reduce the Company’s earnings and assets to the extent of the amount of any impairment charge, but it will not affect the Company’s cash flow or its distributions until such time as the Company disposes of the property.

Revenue Recognition

The Company’s rental revenue consists of base rent and tenant reimbursement income arising from tenant leases at the Company’s properties under operating leases. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step-ups or abatements. The Company accounts for base rental revenue (lease component) and common area expense reimbursement (non-lease component) as one lease component. Expenses paid by the lessee directly to a third party on behalf of the Company under triple-net lease arrangements, where the tenant is solely responsible for property-related costs such as real estate taxes, are excluded from non-lease components and from recognition in the Company’s statement of operations. Conversely, tenant reimbursements for non-lease components, such as utilities, insurance, and real estate taxes, are classified within this lease component.

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

Ground Leases

Ground leases are classified as either operating leases or finance leases based on the characteristics of each lease. Lease expense for payments related to the Company’s finance leases is recognized as interest expense using the interest method over the related lease term. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s finance leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases usually do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available regarding the U.S. Treasury yield curve and an applicable credit spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives.

Income Taxes

The Company was a taxable corporation for the year ended December 31, 2023. The Company intends to make an election to be taxed and to operate in a manner that will allow it to qualify as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2024. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization and Offering Expenses

Pursuant to the advisory agreement among the Company, the Operating Partnership, and the Adviser, the Adviser or its affiliates have agreed to pay for all organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2026, which is the second anniversary of the date the Company broke escrow for its initial public offering (the “Offering”). The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 19, 2026.

As of December 31, 2024, the Adviser and its affiliates incurred organization and offering expenses on the Company’s behalf of $7,118,231, related to the Offering and private offerings. The Company recorded such advances on its Consolidated Balance Sheets as a component of Due to affiliates as of December 31, 2024.

As of December 31, 2023, the Adviser and its affiliates incurred organization and offering expenses on the Company’s behalf of $5,470,431, related to the Offering and private offerings. These costs were not recorded in the accompanying Consolidated Balance Sheets as of December 31, 2023 because such costs did not represent liabilities of the Company until March 19, 2024, the date the Company broke escrow for the Offering.

As of December 31, 2024, the Company had charged all previously deferred offering expenses to equity as shares were sold in the offerings. There were no deferred offering expenses on the Company’s Consolidated Balance Sheets as of December 31, 2023.

Operating Expenses

The Adviser will advance, on behalf of the Company, certain of the Company’s general and administrative expenses through the earlier of (i) the first date that the aggregate net asset value (“NAV”) of the Company’s outstanding shares of common stock, along with Operating Partnership units held by parties other than the Company, reaches $1 billion and (ii) March 19, 2026, which is the second anniversary of the date the Company broke escrow for the Offering, at which point the Company will reimburse the Adviser for all such advanced general and administrative expenses ratably over the 60 months following such date.

Operating expenses incurred directly by the Company are expensed in the period incurred. Such amounts totaled $402,376, $130,875 and $65 for the years ended December 31, 2024 and December 31, 2023 and for the period ended December 31, 2022, respectively.

As of December 31, 2024, the Adviser advanced $3,418,373 of general and administrative expenses on the Company’s behalf. The Company recorded such advances on its Consolidated Balance Sheets as a component of Due to affiliates as of December 31, 2024.

As of December 31, 2023, the Adviser advanced $960,534 of general and administrative expenses on the Company’s behalf. These costs were not recorded in the accompanying Consolidated Balance Sheets as of December 31, 2023 because such costs did not represent liabilities of the Company until March 19, 2024, the date the Company broke escrow for the Offering.

Share Based Payments

The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.

Net Income/Loss per Share of Common Stock

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the years ended December 31, 2024 and December 31, 2023, unvested Class E common shares awarded to the Company’s independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.

Immaterial Correction of an Error - During the preparation of the consolidated financial statements for the year ended December 31, 2024, management identified an error in the previously issued interim financial statements of the Company for the quarters ended March 31, June 30, and September 30, 2024 related to the reconciliation of net loss to net loss attributable to common stockholders and the resulting net loss per share of common stock – basic and diluted, as well as the resulting impact of the error on additional paid-in capital and accumulated deficit. The Company has determined that the error was immaterial to all impacted periods and has corrected the impacted periods as an immaterial correction of an error. As a result, the Company will revise the interim financial information for these periods in future interim filings and presents the revisions in Note 10, “Equity - Redeemable non-controlling interest”.

Recent Accounting Pronouncements

New Accounting Standards Adopted

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) to improve reportable segment disclosure requirements. The amendment requires, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM’s title and position. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The amendment must be applied on a retrospective basis and early adoption is permitted. The Company adopted this standard for the fiscal year ended December 31, 2024. The additional required disclosures are included in Note 12 and the Company will include these disclosures going forward on an interim basis.

New Accounting Standards Issued but not yet Adopted

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued an ASU to enhance disclosures about certain expense types in commonly presented expense captions on the Consolidated Statements of Operations. The ASU requires additional disclosures that disaggregate expense captions into specific components with qualitative descriptions. This standard is effective for the fiscal year ending December 31, 2027, and interim periods thereafter, on a prospective or retrospective basis. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements as the Company anticipates the primary change will be additional disclosures in the Company’s Consolidated Financial Statements.

3. Investments in Real Estate

The Company had not made investments in real estate as of December 31, 2023. The gross carrying amount and accumulated amortization of the Company’s investments in real estate consisted of the following as of December 31, 2024:

December 31, 2024
Building and building improvements	$254,544,006
Land and land improvements	74,767,442
Construction in progress	1,678,473
Right-of-use asset - finance lease	103,158,372
Total	434,148,293
Accumulated depreciation	(3,431,554)
Investment in real estate, net	$430,716,739

Acquisitions

During the year ended December 31, 2024, the Company acquired four real estate investments. There were no acquisitions during the year ended December 31, 2023.

On March 20, 2024, the Company, through an indirect subsidiary, acquired a manufacturing and distribution warehouse facility in Georgetown, Texas (the “Georgetown Property”). On August 14, 2024, the Company, through an indirect subsidiary, acquired a bulk distribution warehouse facility in Middletown, Pennsylvania (the “Middletown Property”). On August 15, 2024, the Company, through an indirect subsidiary, acquired a bulk industrial facility in Portland, Tennessee (the “Nashville Property”). On October 16, 2024, the Company, through an indirect subsidiary, acquired a bulk last mile industrial facility (the “Washington Building”) in Tukwila, Washington, that is subject to a ground lease (the ground lease together with the Washington Building, the “Washington Property”). The following table summarizes the purchase price allocation for the acquisitions:

	Georgetown	Middletown	Nashville	Washington
	Property	Property	Property	Property	Total
Building and building improvements	$31,895,302	$118,409,425	$49,854,948	$54,384,331	$254,544,006
Land and land improvements	21,795,966	35,157,436	10,783,515	7,030,525	74,767,442
Right-of-use asset - finance lease (1)	—	—	—	103,158,372	103,158,372
Lease liability - finance lease (1)	—	—	—	(95,150,355)	(95,150,355)
In-place lease intangibles	2,364,599	4,421,547	2,818,761	6,274,890	15,879,797
Tenant origination costs	5,009,231	6,981,335	3,347,404	5,929,207	21,267,177
Total purchase price	61,065,098	164,969,743	66,804,628	81,626,970	374,466,439
Working capital assumed	(107,579)	1,054,407	(1,582,111)	(26,509)	(661,792)
Unpaid acquisition costs	(13,317)	(45,234)	(30,311)	(17,782)	(106,644)
Net purchase price	$60,944,202	$165,978,916	$65,192,206	$81,582,679	$373,698,003

(1)Refer to Note 8 Leases for additional details of the finance lease.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s real estate related intangible assets consisted of the following as of December 31, 2024:

December 31, 2024
Intangible assets:
In-place lease intangibles	$15,879,797
Tenant origination costs	21,267,176
37,146,973
Accumulated amortization:
In-place lease intangibles	(565,318)
Tenant origination costs	(885,955)
Real estate related intangibles, net	$35,695,700

The Company did not have any intangibles as of December 31, 2023.

The intangible assets associated with the properties are amortized over the remaining lease terms. As a result, the Company’s real estate related intangibles have a weighted average amortization period of approximately 10.33 years remaining.

The estimated future amortization of the Company’s real estate related intangibles for each of the next five years and thereafter as of December 31, 2024, is as follows:

	In-Place Lease Intangibles	Tenant Origination Costs	Total
2025	1,471,638	2,012,103	3,483,741
2026	1,471,638	2,012,103	3,483,741
2027	1,471,638	2,012,103	3,483,741
2028	1,471,638	2,012,103	3,483,741
2029	1,471,638	2,012,103	3,483,741
Thereafter	7,956,289	10,320,706	18,276,995
Total	$15,314,479	$20,381,221	$35,695,700

5. Other Assets and Other Liabilities

The following table details the components of the Company’s other assets as of December 31, 2024:

December 31, 2024
Receivables	$3,995,040
Prepaid expenses	1,029,668
Other	40,977
Other Assets	$5,065,685

The Company did not have any other assets as of December 31, 2023.

The following table details the components of the Company’s other liabilities as of December 31, 2024:

December 31, 2024
Prepaid rent from tenant	$303,617
Tenant security deposit	1,000,000
Other Liabilities	$1,303,617

The Company did not have any other liabilities as of December 31, 2023.

6. Mortgage Notes

On August 14, 2024, the Company, through an indirect subsidiary, entered into a seven-and-a-half-year mortgage loan with New York Life, an unaffiliated lender, for borrowings of $85.25 million secured by the Middletown Property (the “Middletown Mortgage Loan”). As of December 31, 2024, the outstanding principal balance of the Middletown Mortgage Loan was $85.25 million.

On August 15, 2024, the Company, through certain of its subsidiaries, entered into a ten-year mortgage loan with State Farm, an unaffiliated lender, for borrowings of up to $109.60 million (as subsequently supplemented, the “State Farm Portfolio Mortgage Loan”). Upon entering into the State Farm Portfolio Mortgage Loan, the Company drew down approximately $68.81 million and the Nashville Property and the Georgetown Property were added as collateral to secure the loan. On October 16, 2024, in connection with the acquisition of the Washington Property, the Company drew down approximately $40.79 million under the State Farm Portfolio Mortgage Loan and the Washington Property was later added as additional collateral to secure the loan. As of December 31, 2024, the outstanding principal balance of the State Farm Portfolio Mortgage Loan was $109.60 million.

The following table details the mortgage notes as of December 31, 2024. There were no mortgage notes outstanding as of December 31, 2023.

	December 31, 2024
			Principal Balance
Indebtedness	Interest Rate	Maturity Date	Outstanding
Fixed rate mortgage notes
Middletown Mortgage Loan	5.35%	March 1, 2032	85,250,000
State Farm Portfolio Mortgage Loan	5.75%	September 1, 2034	109,600,000
Total loans secured by real estate			194,850,000
Deferred financing costs, net			(939,782)
Mortgage notes, net			$193,910,218

The following table details the future principal payments due under the Company’s mortgage notes as of December 31, 2024:

Year	Amount
2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	194,850,000
Total future principal payments	$194,850,000

For the year ended December 31, 2024, the Company recognized interest expense of $3,774,880 related to its outstanding mortgage notes, which includes amortization of deferred financing costs of $31,527. The Company had no operations during the year ended December 31, 2023, nor during the period from September 2, 2022 (Date of Formation) to December 31, 2022. As a result, no interest expense was incurred for the year ended December 31, 2023, or for the period ended December 31, 2022.

The Company is subject to various financial covenants under certain of its mortgage notes. These covenants require the Company to maintain certain financial ratios, including ratios relating to tangible net worth and liquidity, among others. As of December 31, 2024, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

7.	Related Party Transactions

The following table presents the details of due to affiliates:

December 31, 2024
Due to the Adviser
Advanced organization and offering expenses	$7,118,231
Advanced general and administrative expenses	3,418,373
Management fee	7,995
10,544,599

Due to the Special Limited Partner
Performance participation allocation	71,162

Due to Exeter Property Group Advisors, LLC
Property management fee	25,299
Total Due to Affiliates	$10,641,060

The Company and the Operating Partnership entered into an amended and restated advisory agreement with the Adviser on March 19, 2024, which was renewed on July 31, 2024 and later amended on February 27, 2025. Pursuant to the advisory agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

The Company pays the Adviser an annual management fee (payable monthly in arrears) of 1.25% of the aggregate NAV represented by the Company’s Class T shares, Class S shares, Class D shares and Class I shares, 0.50% of the aggregate NAV represented by the Company’s Class A-I shares and 0.90% of the aggregate NAV represented by the Company’s Class A-II shares. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of Operating Partnership units not held by the Company per annum, payable monthly in arrears. No management fee will be paid with respect to Class E shares or Class E units of the Operating Partnership. The management fee will be paid, at the Adviser’s election, in cash, Class E shares of common stock, or Class E units of the Operating Partnership. The Adviser waived its management fee for the first six full calendar months following March 19, 2024, the date the Company broke escrow for the Offering. If the Adviser elects to receive any portion of its management fee in Class E shares or Class E units of the Operating Partnership, the Company may be obligated to repurchase such Class E shares or Class E units from the Adviser at a later date. Such repurchases will be outside the Company’s share repurchase plan and thus will not be subject to the repurchase limits of the share repurchase plan or any Early Repurchase Deduction. See Note 10, “Equity and Redeemable Non-controlling Interest--Share Repurchases”.

For the year ended December 31, 2024, the Company incurred $15,486 of management fees. As of December 31, 2024, $7,995 of management fees remained unpaid to the Adviser. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the year ended December 31, 2023, or for the period from September 2, 2022 (Date of Formation) to December 31, 2022; thus no management fees remained unpaid to the Adviser as of December 31, 2023 and December 31, 2022.

So long as the advisory agreement has not been terminated, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership Second Amended and Restated Limited Partnership Agreement). Such allocation is measured annually and accrued monthly. Class E units of the Operating Partnership are not subject to the performance participation allocation. Distributions of the performance participation interest may be distributable in cash or Class E units at the election of the Special Limited Partner. See Note 10, “Equity and Redeemable Non-controlling Interest--Share Repurchases”.

For the year ended December 31, 2024, the Company accrued $71,162 for the performance participation allocation. As of December 31, 2024, the 2024 performance participation allocation of $71,162 had not yet been distributed to the Special Limited Partner. The Company had no operations during the year ended December 31, 2023, nor during the period from September 2, 2022 (Date of Formation) to December 31, 2022. As a result, no performance participation allocation was incurred for the year ended December 31, 2023, or for the period ended December 31, 2022.

EQTE Brokerage LLC, (the “Dealer Manager”), an affiliate of the Adviser, serves as the dealer manager for the Offering. The Dealer Manager registered as a broker dealer with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) on May 16, 2023. The Company entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering on August 1, 2023. The Dealer Manager also serves as the dealer manager for the Company’s private offerings of Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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

There were no upfront selling commissions or upfront dealer manager fees incurred for the years ended December 31, 2024 and December 31, 2023 or for the period ended December 31, 2022.

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

In connection with each real estate acquisition during the year ended December 31, 2024, the Company, through indirect subsidiaries, entered into property management and leasing services agreements with Exeter Property Group Advisors, LLC (the “Property Manager”), an affiliate of the Adviser (the “Property Management Agreements”). The Property Management Agreements have terms through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreements, the Company pays the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. The Company will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. The Company will reimburse the Property Manager for all reasonable and actual expenditures.

For the year ended December 31, 2024, the Company incurred $108,988 of property management fees. As of December 31, 2024, $25,299 of property management fees remained unpaid to the Property Manager. The Company had no operations during the year ended December 31, 2023, nor during the period from September 2, 2022 (Date of Formation) to December 31, 2022. As a result, no property management fees were incurred for the year ended December 31, 2023, or for the period ended December 31, 2022.

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

In addition to the organization, offering and general and administrative expense reimbursements described herein (see Note 2, “Summary of Significant Accounting Policies”), the Company will reimburse the Adviser for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, and (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliate. During the year ended December 31, 2024 and December 31, 2023, the Company did not incur any of the reimbursements as described above.

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

In connection with the Company’s acquisition of the Georgetown Property, on March 20, 2024, the Middletown Property, on August 14, 2024, the Nashville Property, on August 15, 2024 and the Washington Property, on October 16, 2024, the Adviser assigned the respective purchase and sale agreements to the Company’s subsidiaries for $1,500,000, $4,000,000, $1,500,000 and $815,000 respectively, representing the deposit amounts under the purchase and sale agreements. The Adviser also advanced $103,602 in closing costs for the Georgetown Property, $29,991 in closing costs for the Middletown Property, $50,387 in closing costs for the Nashville Property and $49,213 in closing costs for the Washington Property. The Company repaid the Adviser for the deposits and all of the closing costs on the respective acquisition dates.

On July 11, 2023, the Adviser and the Operating Partnership entered into an Investment Management Agreement (the “Investment Management Agreement”) with J.P. Morgan Investment Management Inc. (“JP Morgan”). Pursuant to the Investment Management Agreement, JP Morgan will serve as a sub-advisor to the Adviser and act as the investment manager for the Company’s portfolio of short-term investments, which may include real estate-related securities. Under the terms of the Investment Management Agreement, JP Morgan’s fee for its services will be paid entirely by the Adviser and not by the Company.

In addition, see Note 10, “Equity and Redeemable Non-controlling Interest”, for information regarding investments in the Company or the Operating Partnership by the Adviser, an affiliate of the Sponsor and eight officers and employees of the Adviser and its affiliates.

8. Leases

The Company had no operations during the year ended December 31, 2023, nor during the period from September 2, 2022 (Date of Formation) to December 31, 2022. As a result, there was no leasing activity for the year ended December 31, 2023, or for the period ended December 31, 2022, either as lessor or lessee.

Lessor

The Company’s rental revenue consists of rent earned from the operating leases at the Company’s industrial properties. The leases include fixed base rents, subject to periodic step-ups and variable components. The variable components of the Company’s operating leases consist of reimbursement of operating expenses such as insurance, real estate taxes and common area maintenance costs.

The following table summarizes the fixed and variable components of the Company’s operating leases for the year ended December 31, 2024:

Year Ended
December 31, 2024
Fixed lease payments	$11,879,420
Variable lease payments	1,458,671
Total rental revenue	$13,338,091

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial properties as of December 31, 2024:

Future
Year	Minimum Rents
2025	$28,508,145
2026	29,356,928
2027	30,233,956
2028	31,138,241
2029	32,071,134
Thereafter	191,560,093
$342,868,497

As of December 31, 2024, the Company had concentration of credit risks related to the following tenant leases:

			Annualized Base Rent Statistics
			Annualized	% of Portfolio	Annualized
		Tenant	Base Rent (1)	Annualized	Base Rent per
Tenant	Property	Industry	(in thousands)	Base Rent	Sq. Ft. (2)
Amazon.com Services LLC	Middletown Property	E-commerce	$11,130	34%	$9.13
Amazon.com Services LLC	Washington Property	E-commerce	$11,787	36%	$58.22
Shoals Technologies Group, LLC	Nashville Property	Renewable energy	$5,742	18%	$9.00
GAF Energy LLC	Georgetown Property	Renewable energy	$3,809	12%	$8.47

(1)Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

(2)Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased rentable square feet.

●	Tenant Concentration

As of December 31, 2024, the leases with Amazon.com Services LLC represent approximately 70% of the Company’s annualized base rent and the lease with Shoals Technologies Group, LLC represents approximately 18% of the Company’s annualized base rent. The obligations of Amazon.com Services LLC under its leases with the Company are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). The obligations of Shoals Technologies Group, LLC under its lease with the Company are guaranteed by its parent, Shoals Technologies Group, Inc. (“Shoals”). Both Amazon and Shoals are public companies that are subject to the filing requirements of the Securities and Exchange Act of 1934, as amended. Amazon and Shoals are required to file their audited financial statements in their Annual Reports on Form 10-K and their unaudited interim financial statements in their Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s and Shoals’ filings with the SEC is solely for the information of investors. Amazon’s and Shoals’ filings with the SEC should not be considered a part of or as incorporated by reference in this Annual Report on Form 10-K.

●	Industry Concentration

As of December 31, 2024, approximately 70% of the Company’s annualized base rent is from tenants within the e-commerce industry and the remainder of the Company’s annualized base rent is from tenants within the renewable energy industry.

Lessee

As of December 31, 2024, one of the Company’s investments in real estate is subject to a ground lease. The Company serves as lessee in the ground lease. The Company assumed this ground lease as part of the Washington Property acquisition. There were no initial direct costs associated with this ground lease. The initial term of the ground lease expires on December 31, 2074, and it has two ten-year extension options. The ground lease is an absolute net lease whereby the Company is required to pay all taxes, utilities and maintenance. Payments under the Company’s Washington Property ground lease consist exclusively of fixed payment components, which incorporate periodic increases based on fixed percentage escalations. The Company utilized its incremental borrowing rate at the time of entering the ground lease, which was 7.41%, as the discount rate to determine its lease liability. The Company classified the ground lease as a finance lease. As of December 31, 2024, the remaining lease term of the Company’s finance lease was 50 years.

The following table details the undiscounted future lease payments under the Company’s finance lease as of December 31, 2024:

Future
Year	Lease Payments
2025	$4,879,529
2026	4,879,529
2027	4,879,529
2028	4,879,529
2029	5,611,459
Thereafter	485,094,252
Total lease payments	510,223,827
Less imputed interest	(414,660,228)
Total lease liability - finance lease	$95,563,599

The following table details the current and non-current portion of the lease liability under the Company’s finance lease as of December 31, 2024:

Year Ended
December 31, 2024
Current lease liability - finance lease (1)	$4,865,847
Noncurrent lease liability - finance lease	90,697,752
Total lease liability - finance lease	$95,563,599

(1)The net present value of lease payments due within the next 12 months was calculated by discounting the cash flows using the Company’s incremental borrowing rate at the time of assuming the ground lease, which was 7.41%.

The following table details the Company’s right-of-use asset obtained under the finance lease as of December 31, 2024:

Year Ended
December 31, 2024
Right-of-use asset from recognition of finance lease	$95,150,355
Favorable lease asset	8,008,017
Right-of-use asset - finance lease	103,158,372
Amortization of right-of-use asset	(430,787)
Right-of-use asset, net	$102,727,585

The following table details the fixed components of the Company’s finance lease:

Year Ended
December 31, 2024
Interest on lease liability	$1,436,371
Amortization of right-of-use asset	430,787
Total finance lease costs	$1,867,158

9.	Economic Dependency

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

10. Equity and Redeemable Non-controlling Interest

Authorized Capital

As of December 31, 2024 and December 31, 2023, the Company was authorized to issue up to 2,200,000,000 and 2,100,000,000 shares of common stock, par value $0.01 per share, respectively, and up to 100,000,000 shares of preferred stock, par value $0.01 per share. Of the 100,000,000 shares of preferred stock authorized as of December 31, 2024 and December 31, 2023, 220 shares were issued and classified as Class A shares.

As of December 31, 2024 and December 31, 2023, the Company had authorized the following classes of common stock:

		Shares Authorized
Classification	Par Value Per Share	December 31, 2024	December 31, 2023
Class A-I Shares	$0.01	50,000,000	—
Class A-II Shares	$0.01	50,000,000	—
Class T Shares	$0.01	500,000,000	500,000,000
Class S Shares	$0.01	500,000,000	500,000,000
Class D Shares	$0.01	500,000,000	500,000,000
Class I Shares	$0.01	500,000,000	500,000,000
Class E Shares	$0.01	100,000,000	100,000,000
Total		2,200,000,000	2,100,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock(1):

	For the Year Ended December 31, 2024
		Class I	Class A-I	Class E
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock	Total
Beginning Balance, December 31, 2023	—	—	—	58,500	58,500
Common stock issued - primary offerings	—	141,464	1,454,619	—	1,596,083
Common stock issued - distribution reinvestment	—	802	3,157	791	4,750
Independent directors’ restricted stock grant(2)	—	—	—	38,156	38,156
Ending Balance, December 31, 2024	—	142,266	1,457,776	97,447	1,697,489

	For the Year Ended December 31, 2023
		Class I	Class A-I	Class E
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock	Total
Beginning Balance, December 31, 2022	20,000	—	—	—	20,000
Common stock reclassification	(20,000)	—	—	20,000	—
Independent directors’ restricted stock grant(2)	—	—	—	38,500	38,500
Ending Balance, December 31, 2023	—	—	—	58,500	58,500

	For the Period Ended December 31, 2022
	Common Stock	Total
Beginning Balance, September 2, 2022 (Date of Formation)	—	—
Common stock issued	20,000	20,000
Ending Balance, December 31, 2022	20,000	20,000

(1)As of December 31, 2024, there were no Class T, S, D or A-II shares issued and outstanding. As of December 31, 2023, there were no Class T, S, D, I, A-I or A-II shares issued and outstanding.

(2)The independent directors’ restricted stock grant amounted to an aggregate award of $384,994 and $385,000 to the independent directors for the years ended December 31, 2024 and 2023, respectively. The Company compensates each of its independent directors with an annual retainer of $175,000, consisting of approximately $78,750 in cash and $96,250 in the form of an annual grant of restricted stock. The cost of each grant is amortized over the one-year service period for each grant. See “— Share Based Compensation” below for details.

Offerings

On August 1, 2023, the Company registered the Offering with the SEC for up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in its primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan. The Company intends to sell any combination of four classes of shares of its common stock in the Offering, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required the Company to hold investors’ funds from the Offering in an interest-bearing escrow account until the Company received purchase orders for at least $25,000,000 of its common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and the Company’s directors and officers, which purchases were not limited in amount) and the Company’s board of directors authorized the release of funds in the escrow account to the Company. On March 19, 2024, EQT Exeter Holdings US, Inc. (“EQT Real Estate Holdings”), an affiliate of the Sponsor, purchased 6,220,000 Class E units of the Operating Partnership for $62,200,000, or $10.00 per unit. As such, as of March 19, 2024, the Company satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and the Company’s board of directors authorized the Company to break escrow in the Offering. As of August 14, 2024, the Company also satisfied the minimum offering requirement for Pennsylvania. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

The Company commenced a private offering of its Class A-I shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act during the year ended December 31, 2024. The primary offering of Class A-I shares terminated on January 2, 2025 and the distribution reinvestment plan offering is ongoing. The Company commenced a separate private offering of its Class A-II shares to accredited investors subsequent to December 31, 2024. The purchase price per share for each class of common stock in the private offerings will vary and will generally equal the Company’s prior month’s NAV per share, as determined monthly. Both private offerings are being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions.

EQT Real Estate Holdings has committed to purchase $200,000,000 in Class E shares of the Company’s common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. As of December 31, 2024, EQT Real Estate Holdings had purchased 19,628,251.459 Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.10 million as part of the Sponsor Committed Amount.

Class E shares and Class E units are not available for purchase in the Offering. Class E shares and Class E units are only available for purchase in private transactions to (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) the Company’s officers and directors. During the escrow period, the per share purchase price for Class E shares and Class E units was $10.00 per share or unit. After the close of the escrow period, Class E shares and Class E units are sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to the Adviser or the performance participation allocation to the Special Limited Partner.

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

Distributions

Distributions are authorized at the discretion of the Company’s board of directors, in accordance with the Company’s earnings, cash flows and general financial condition. The Company generally intends to distribute substantially all of its REIT taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.

The following table details the aggregate distributions declared on the Company’s shares of Class A-I, Class E and Class I common stock, which were the only three classes of the Company’s common stock outstanding, during the year ended December 31, 2024:

	Year Ended December 31, 2024
	Class A-I	Class E	Class I
Aggregate distributions declared per share of common stock	$0.11307	$0.33864	$0.15076

Preferred Stock

On June 9, 2023, the Company issued 220 shares of Class A preferred stock to eight officers and employees of the Adviser and its affiliates at a price of $1,000 per share. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in the Company’s discretion by payment of $1,000 per share. A $50 per share redemption premium would have been applied in the event of redemption on or before December 31, 2024. No shares of Class A preferred stock had been redeemed as of December 31, 2024. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security.

During the years ended December 31, 2024 and 2023, cumulative dividends declared by the Company’s board of directors on the Class A preferred shares were $22,000 and $12,344, respectively. There were no Class A preferred shares outstanding prior to June 9, 2023, thus no dividends were declared during the period ended December 31, 2022.

Share Based Compensation

The Company’s board of directors approved the EQT Exeter Real Estate Income Trust, Inc. Independent Director Compensation Plan (the “Director Compensation Plan”), pursuant to which up to 500,000 shares of the Company’s Class E common stock are available for issuance. The restricted shares of Class E common stock issued pursuant to the Director Compensation Plan vest (i) on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.”

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

During the year ended December 31, 2024, the Company recorded $384,999 of restricted stock amortization in general and administrative expenses in the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company recorded $128,333 of restricted stock amortization in general and administrative expenses in the Consolidated Statements of Operations. The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended December 31, 2024		As of December 31, 2024
		Weighted Average
		Grant Date	Remaining	Unrecognized
Type	Restricted Stock	Fair Value (per share)	Amortization Period	Compensation Cost
Unvested restricted shares as of December 31, 2023	38,500	$10.00	0 months	$—
Granted	38,156	$10.09	8 months	$256,663
Forfeited	—
Vested	(38,500)	$10.00
Unvested restricted shares as of December 31, 2024	38,156

	For the Year Ended December 31, 2023		As of December 31, 2023
Weighted Average
		Grant Date	Remaining	Unrecognized
Type	Restricted Stock	Fair Value (per share)	Amortization Period	Compensation Cost
Unvested restricted shares as of December 31, 2022	—
Granted	38,500	$10.00	8 months	$256,667
Forfeited	—
Vested	—
Unvested restricted shares as of December 31, 2023	38,500

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

EQT Real Estate Holdings and affiliates of the Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of the Company’s outstanding shares of common stock, along with Operating Partnership units held by parties other than the Company, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Real Estate Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request the Company repurchase such Class E shares or Class E units; provided, that (1) the Company will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases and (3) upon a repurchase request, the Operating Partnership will repurchase Class E units for Class E shares or cash (at the holder’s election) unless the board of directors of the Company determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in the share repurchase plan treating all outstanding Operating Partnership units held by persons other than the Company as having been exchanged for shares of the Company as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations under the repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests under the share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction.

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

In addition, holders of Class E units issued in connection with distributions on the performance participation interest may request the Operating Partnership repurchase such Class E units for Class E shares or cash (at the holder’s election) unless the board of directors of the Company determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in the share repurchase plan treating all outstanding Operating Partnership units held by persons other than the Company as having been exchanged for shares of the Company as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations under the share repurchase plan. In addition, any repurchases of Class E units in respect of distributions on the performance participation interest will not be subject to the Early Repurchase Deduction.

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

There were no share repurchases as of December 31, 2024.

Redeemable non-controlling interest

As of December 31, 2024, the Operating Partnership had issued 19,628,251.459 Class E units to EQT Real Estate Holdings for aggregate consideration of $197,100,000. Due to the redeemable feature, the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

The following table details the redeemable non-controlling interest activity related to these units during the year ended December 31, 2024:

Fair Value at March 19, 2024(1)	$62,200,000
Contributions	134,900,000
Offering expenses	(75,205)
Net loss allocation	(2,781,131)
Distributions to non-controlling interest	(4,507,698)
Adjustment to redemption value	25,008,496
Balance, December 31, 2024	$214,744,462

(1)March 19, 2024 is the date that the Operating Partnership first issued Class E Units to EQT Real Estate Holdings.

The following tables detail the adjustments as disclosed in Note 2 "Summary of Significant Accounting Policies - Net Income/Loss per Share of Common Stock".

Changes in the reconciliation from net loss to net loss attributable to common stockholders and the resulting net loss per share of common stock – basic and diluted for the quarters ended March 31, June 30, and September 30, 2024 are as follows:

	As Filed
	For the Three	For the Three	For the Six	For the Three	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2024	June 30, 2024		September 30, 2024
Net income/(loss)	$(2,571,567)	$(122,902)	$(2,694,469)	$143,775	$(2,550,694)
Dividends to preferred stockholders	(5,500)	(5,500)	(11,000)	(5,500)	(16,500)
Adjust redeemable non-controlling interest to redemption value	(2,543,177)	(1,207,736)	(3,750,913)	(394,792)	(4,145,705)
Net (income)/ loss attributable to redeemable non-controlling interest	2,514,960	122,509	2,637,469	(143,309)	2,494,160
Net income/ (loss) attributable to common stockholders	$(2,605,284)	$(1,213,629)	$(3,818,913)	$(399,826)	$(4,218,739)
Net income/ (loss) per share of common stock - basic and diluted	$(130.26)	$(60.31)	$(189.79)	$(8.36)	$(143.69)
Weighted-average shares of common stock outstanding - basic and diluted	20,000	20,122	20,122	47,828	29,361

	As Corrected
	For the Three	For the Three	For the Six	For the Three	For the Nine
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	March 31, 2024	June 30, 2024		September 30, 2024
Net income/(loss)	$(2,571,567)	$(122,902)	$(2,694,469)	$143,775	$(2,550,694)
Dividends to preferred stockholders	(5,500)	(5,500)	(11,000)	(5,500)	(16,500)
Net (income)/ loss attributable to redeemable non-controlling interest	2,514,960	122,509	2,637,469	(143,309)	2,494,160
Net income/ (loss) attributable to common stockholders	$(62,107)	$(5,893)	$(68,000)	$(5,034)	$(73,034)
Net income/ (loss) per share of common stock - basic and diluted	$(3.11)	$(0.29)	$(3.38)	$(0.11)	$(2.49)
Weighted-average shares of common stock outstanding - basic and diluted	20,000	20,122	20,122	47,828	29,361

Changes in additional paid-in capital and accumulated deficit for the quarters ended March 31, June 30, and September 30, 2024 are as follows:

	As Filed		As Corrected
Ending balance as of	Additional Paid- In Capital	Accumulated Deficit	Additional Paid- In Capital	Accumulated Deficit
March 31, 2024	$423,998	$(2,743,068)	$—	$(2,319,070)
June 30, 2024	521,688	(3,968,774)	—	(3,447,086)
September 30, 2024	619,757	(4,373,156)	—	(3,753,399)

11.Commitments and Contingencies

As of December 31, 2024 and 2023, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

12. Segment Reporting

The Company’s operations are managed as a single reportable segment. The Company derives its revenue and net income from real estate leased to industrial tenants under long-term net leases throughout the United States, and the Company manages its business activities on a consolidated basis.

The Company’s chief operating decision maker (“CODM”) is its Principal Executive Officer. The CODM utilizes consolidated net income attributable to the Company as reported on the Consolidated Statements of Operations. The CODM uses this metric when allocating resources and assessing the performance of the single segment.

The Company determined there are no significant segment expenses that require separate disclosure as of December 31, 2024, as the major categories of expenses regularly reviewed by the CODM to manage operations are reported on the Consolidated Statements of Operations.

13.	Subsequent Events

As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

Distributions

On January 31, 2025, the Company declared a distribution of $0.03769 per share for its Class E, Class I and Class A-I common stock and a distribution of $0.03769 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on January 31, 2025. These distributions were paid on February 10, 2025 and were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

On February 28, 2025, the Company declared a distribution of $0.03769 per share for its Class E, Class I, Class A-I and Class A-II common stock and a distribution of $0.03769 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on February 28, 2025. These distributions were paid on March 10, 2025 and were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in the Company’s primary offerings subsequent to December 31, 2024, through the date of this filing.

			Aggregate Purchase
Trade Date	Share Class	Shares Issued	Price	Price per Share
January 2, 2025	Class I	94,514.60	$997,129	$10.55
January 2, 2025	Class A-I (1)	1,202,519.43	$12,373,925	$10.29
February 3, 2025	Class A-II (1)	71,223.71	$745,000	$10.46
March 3, 2025	Class I	5,164.32	$55,000	$10.65
March 3, 2025	Class A-II (1)	126,698.56	$1,324,000	$10.45

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to December 31, 2024, through the date of this filing.

			Aggregate Purchase
Trade Date	Share Class	Shares Issued	Price	Price per Share
January 10, 2025	Class I	428.47	$4,520	$10.55
January 10, 2025	Class E (2)	135.51	$1,474	$10.88
January 10, 2025	Class A-I (1)	3,617.32	$37,222	$10.29
February 10, 2025	Class I	586.10	$6,219	$10.61
February 10, 2025	Class E (2)	135.24	$1,480	$10.94
February 10, 2025	Class A-I (1)	7,660.21	$80,126	$10.46
March 10, 2025	Class I	578.82	$6,164	$10.65
March 10, 2025	Class E (2)	134.60	$1,485	$11.03
March 10, 2025	Class A-I (1)	8,734.37	$91,274	$10.45
March 10, 2025	Class A-II (1)	32.76	$342	$10.45

(1)The offer and sale of Class A-I and Class A-II shares to accredited investors in private placements is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506(c) of Regulation D promulgated thereunder.

(2)The Class E shares were issued to the Company’s independent directors pursuant to the Company’s distribution reinvestment plan. These shares were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act.

Amendment of Advisory Agreement

On February 27, 2025, the Company, the Operating Partnership and the Adviser entered into an amendment (the “Amendment”) to the Amended and Restated Advisory Agreement, dated March 19, 2024, as renewed and extended by the Renewal Agreement of Amended and Restated Advisory Agreement, dated July 31, 2024 (collectively, the “Advisory Agreement”).

Under the Advisory Agreement, the Adviser agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2025, the first anniversary of the date on which the Company broke escrow in its public offering. The Company was to reimburse the Adviser for all such advanced expenses ratably over the 60 months following March 19, 2025. In addition, the Adviser agreed to advance on the Company’s behalf certain of the Company’s general and administrative expenses through the earlier of (a) the first date that the aggregate net asset value (“NAV”) of the Company’s outstanding shares of common stock, along with the Operating Partnership units held by parties other than the Company, reaches $500 million and (b) March 19, 2025, the first anniversary of the date on which the Company broke escrow for its public offering, at which point the Company was to reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

The Amendment extends the period over which the Adviser will advance such expenses and makes a corresponding adjustment to the Company’s obligation to reimburse such advanced expenses. Pursuant to the Amendment, the Adviser will advance the organization and offering expenses described above through March 19, 2026, the second anniversary of the date on which the Company broke escrow in its public offering, at which point the Company will reimburse the Adviser for all such expenses ratably over the 60 months following March 19, 2026. In addition, under the Amendment, the Adviser will advance on the Company’s behalf certain of the Company’s general and administrative expenses through the earlier of (a) the first date that the aggregate NAV of the Company’s outstanding shares of common stock, along with Operating Partnership units held by parties other than the Company, reaches $1.0 billion and (b) March 19, 2026, the second anniversary of the date on which the Company broke escrow for its public offering, at which point the Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

Updates to the Net Asset Value Calculation and Valuation Guidelines

On March 11, 2025, the Company’s board of directors approved updates to the Company’s valuation guidelines to provide further clarification on: (1) the treatment of initial valuations for property acquisitions, which are valued at cost including capitalized transaction costs; (2) the valuation of debt, which is typically valued at fair value in accordance with GAAP, net of deferred financing costs; and (3) the treatment of issuances, redemptions and vesting of common stock and units during the month, which adjust the changes to the previous month’s NAV allocated to each class of common stock and Operating Partnership unit held by parties other than the Company.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024

						Costs Capitalized		Gross Amounts at which Carried
				Initial Cost		Subsequent to Acquisition		at the Close of Period (1)
				Land and Land	Building and building	Land and Land	Building and building	Land and Land	Building and building		Accumulated	Year Built/Last
Description	Name	Location	Encumbrances	Improvements	improvements	Improvements	improvements	Improvements	improvements	Total	Depreciation (2)	Renovated	Year Acquired
Industrial Properties
	Georgetown Property	Georgetown, Texas	$31,893,600	$21,795,966	$31,895,302	$—	$—	$21,795,966	$31,895,302	$53,691,268	$(837,631)	2023	2024
	Middletown Property	Middletown, Pennsylvania	85,250,000	35,157,436	118,409,425	—	—	35,157,436	118,409,425	153,566,861	(1,281,856)	2023	2024
	Nashville Property	Portland, Tennessee	36,913,280	10,783,514	49,854,948	—	—	10,783,514	49,854,948	60,638,462	(537,504)	2023	2024
	Washington Property	Tukwila, Washington	40,793,120	7,030,526	54,384,331	—	—	7,030,526	54,384,331	61,414,857	(343,777)	2021	2024
Total industrial properties			194,850,000	74,767,442	254,544,006	—	—	74,767,442	254,544,006	329,311,448	(3,000,768)
Portfolio Total			$194,850,000	$74,767,442	$254,544,006	$—	$—	$74,767,442	$254,544,006	$329,311,448	$(3,000,768)

(1)As of December 31, 2024, the aggregate gross cost basis for tax purposes was $373.70 million.

(2)Refer to Note 2 of the Company’s consolidated financial statements for details on depreciable lives.

Schedule III does not include the right-of-use asset - finance lease associated with the Washington Property, totaling $103.16 million; it also does not include construction in progress associated with the Nashville Property’s tenant improvement project, totaling $1.68 million. Accumulated depreciation does not include the depreciation of the right-of-use asset - finance lease, totaling $0.43 million for the year ended December 31, 2024; construction in progress is not subject to depreciation.

The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2024; there were no investments in real estate acquired by the Company during the year ended December 31, 2023 thus no comparative period table is presented.

Description	December 31, 2024
Real Estate
Balance at the beginning of the year	$—
Addition during the year:
Land and land improvements	74,767,442
Building and building improvements	254,544,006
Dispositions during the year:
Land and land improvements	—
Building and building improvements	—
Balance at the end of the year	$329,311,448

Accumulated Depreciation:
Balance at the beginning of the year	—
Accumulated depreciation	(3,000,768)
Dispositions	—
Balance at the end of the year	$(3,000,768)