Form 10-Q
period 2025-03-31
EQT Exeter Real Estate Income Trust, Inc.
filed 2025-05-14
CIK 1946997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 14, 2025, the registrant had the following shares of common stock outstanding: 298,974 shares of Class I common stock, 2,698,074 shares of Class A-I common stock, 785,722 shares of Class A-II common stock, and 98,125 shares of Class E common stock. There were no shares of Class T common stock, Class S common stock and Class D common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EQT Exeter Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands - except share data)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Investments in real estate, net	$435,211	$430,717
Cash and cash equivalents	35,669	19,555
Restricted cash	5,682	12,903
Real estate related intangibles, net	34,825	35,696
Other assets	6,342	5,065
Total Assets	$517,729	$503,936
Liabilities and Deficit
Mortgage notes, net	$193,932	$193,910
Lease liability - finance lease	96,053	95,564
Accounts payable and accrued expenses	1,747	1,797
Due to affiliates	11,829	10,641
Other liabilities	1,009	1,304
Total Liabilities	$304,570	$303,216

Redeemable non-controlling interest	$213,717	$214,744

Deficit
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable on or before December 31, 2024 at $50 redemption premium per share) issued and outstanding at March 31, 2025 and December 31, 2024, respectively	220	220
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized and 243,538 shares and 142,266 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	1
Common stock - Class A-I Shares, $0.01 par value per share, 50,000,000 shares authorized and 2,680,323 shares and 1,457,776 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	27	15
Common stock - Class A-II Shares, $0.01 par value per share, 50,000,000 shares authorized and 197,955 shares and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	—
Common stock - Class E Shares, $0.01 par value per share, 100,000,000 shares authorized and 97,853 shares and 97,447 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (including 38,156 unvested restricted shares at March 31, 2025)	1	1
Additional paid-in capital	13,918	—
Accumulated deficit	(14,728)	(14,261)
Total Deficit	(558)	(14,024)
Total Liabilities, Redeemable non-controlling interest and Deficit	$517,729	$503,936

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(Unaudited and in thousands - except share and per share data)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenues
Rental revenue	$9,149	$126
Total Revenues	9,149	126

Expenses
Rental property operating expenses	$1,058	$4
General and administrative expenses	1,096	1,472
Organization expenses	—	1,187
Management fee	45	—
Depreciation and amortization	3,546	37
Total Expenses	5,745	2,700

Other Income/ (Expense)
Interest income	406	2
Interest expense	(4,446)	—
Total other income/ (expense)	(4,040)	2
Net (Loss)	$(636)	$(2,572)
Dividends to preferred stockholders	(6)	(6)
Net loss attributable to redeemable non-controlling interest	519	2,515
Net (loss) attributable to common stockholders	$(123)	$(63)
Net (loss) per share of common stock - basic and diluted	$(0.04)	$(3.11)
Weighted-average shares of common stock outstanding - basic and diluted	3,040,293	20,000

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Deficit and Redeemable Non-Controlling Interest
(Unaudited and in thousands - except share data)

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total Deficit	Redeemable Non-controlling Interest
Balance at January 1, 2025	$220	1,697,489	$17	$—	$(14,261)	$(14,024)	$214,744
Net loss	—	—	—	—	(117)	(117)	(519)
Issuance of common stock	—	1,500,120	15	15,480	—	15,495	—
Offering expenses	—	—	—	(177)	—	(177)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(1,711)	—	(1,711)	1,711
Stock based compensation	—	—	—	96	—	96	—
Distribution reinvestment	—	22,060	—	230	—	230	—
Distributions declared on common stock	—	—	—	—	(350)	(350)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(2,219)
Balance at March 31, 2025	$220	3,219,669	$32	$13,918	$(14,728)	$(558)	$213,717

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total (Deficit) Equity	Redeemable Non-controlling Interest
Balance at January 1, 2024	$220	58,500	$1	$328	$(143)	$405	$—
Net loss	—	—	—	—	(57)	(57)	(2,515)
Adjust redeemable non-controlling interest to redemption value	—	—	—	(424)	(2,119)	(2,543)	2,543
Stock based compensation	—	—	—	96	—	96	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	62,200
Offering expenses	—	—	—	—	—	—	(75)
Balance at March 31, 2024	$220	58,500	$1	$—	$(2,319)	$(2,099)	$62,153

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS PROVIDED BY/ (USED IN) OPERATING ACTIVITIES
Net loss	$(636)	$(2,572)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	3,546	37
Straight-line rent amortization	(1,079)	(18)
Non-cash compensation expense	96	96
Non-cash finance lease interest expense	489	—
Amortization of deferred financing costs	22	—
Change in assets and liabilities
Other assets	115	(110)
Due to affiliates	696	2,563
Accounts payable and accrued expenses	(108)	3
Other liabilities	(295)	—
Net cash provided by/(used in) operating activities	2,846	(1)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions of real estate	—	(60,944)
Capital expenditures for construction in progress	(7,166)	—
Net cash used in investing activities	(7,166)	(60,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from redeemable non-controlling interest	—	62,200
Proceeds from issuance of common stock	15,495	—
Distributions paid on common stock	(63)	—
Distributions paid on redeemable non-controlling interest	(2,219)	—
Net cash provided by financing activities	13,213	62,200
Net increase in cash, cash equivalents and restricted cash	$8,893	$1,255
Cash, cash equivalents and restricted cash at beginning of period	$32,458	$405
Cash, cash equivalents and restricted cash at end of period	$41,351	$1,660

Supplemental disclosure of cash flow information:
Interest paid - finance lease	$1,220	$—
Interest paid - mortgage notes	$2,336	$—

Non-cash financing and investing activities:
Accrued offering expenses due to affiliates	$177	$4,826
Other accrued costs due to affiliates	$820	$165
Accrued acquisition costs	$—	$13
Working capital assumed	$—	$108
Distribution reinvestments	$230	$—
Distributions accrued and not paid — redeemable non-controlling interest	$740	$—
Distributions accrued and not paid — common stock	$121	$—

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
1. Organization and Business Purpose
EQT Exeter Real Estate Income Trust, Inc. (the “Company”) was formed on September 2, 2022, as a Maryland corporation. The Company was organized to invest primarily in stabilized, income-oriented commercial real estate in the United States. The Company is the sole general partner of EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of the Company’s advisor, owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company commenced its principal operations with the acquisition of its first real estate investment on March 20, 2024. The Company and the Operating Partnership are externally managed by EQT Real Estate, LLC (the “Adviser,” formerly known as Exeter Property Group, LLC), an affiliate of EQT AB (the “Sponsor”).
The Company intends to make an election to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2024. In order to qualify and to maintain qualification as a REIT, the Company is required to, among other things, distribute as dividends at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to stockholders and meet certain tests regarding the nature of its income and assets.
As of March 31, 2025, the Company owned four industrial properties.

2. Summary of Significant Accounting Policies
Basis of Presentation
These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of the Company and the Company’s subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements, in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. The accompanying unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2024 as filed with the SEC. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any future period.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may at times have bank balances in excess of federally insured amounts. The Company held $35.1 million in cash equivalents as of March 31, 2025 and $18.5 million in cash equivalents as of December 31, 2024.

Restricted Cash
Restricted cash primarily consists of amounts in escrow related to tenant improvement reimbursements at certain of the Company’s properties. The Company held $5.7 million in restricted cash as of March 31, 2025 and $12.9 million in restricted cash as of December 31, 2024.

Deferred Financing Costs
Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. The Company recognized net deferred financing costs of $0.9 million as of March 31, 2025 and $0.9 million as of December 31, 2024.
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
Level 1 - quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.
Level 2 - quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
Level 3 - pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

Valuation of assets measured at fair value on a nonrecurring basis

Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore these assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. See below " Impairment of Real Estate Portfolio." There were no impairments recognized for the three months ended March 31, 2025 and 2024.

Valuation of assets and liabilities not measured at fair value
The fair values of financial instruments (other than mortgage notes), including cash and cash equivalents, restricted cash, accounts receivable and other financial instruments, included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at March 31, 2025 and December 31, 2024.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$194,850	$194,913	$194,850	$193,528
Total	$194,850	$194,913	$194,850	$193,528
(1) Carrying value excludes net deferred financing costs.

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

Impairment of Real Estate Portfolio
The Company reviews its real estate portfolio to ascertain if there are any indicators of impairment in the value of any of its real estate assets, including deferred costs and intangibles. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss will be recorded for the difference between the asset’s fair value and its carrying amount. Real estate assets that are held for sale are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Impairment charges taken will reduce the Company’s earnings and assets to the extent of the amount of any impairment charge, but it will not affect the Company’s cash flow or its distributions until such time as the Company disposes of the property.
Revenue Recognition
The Company’s rental revenue consists of base rent and tenant reimbursement income arising from tenants' operating leases. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step-ups or abatements. The Company accounts for base rental revenue (lease component) and common area expense reimbursement (non-lease component) as one lease component. Expenses paid by the lessee directly to a third party on behalf of the Company under triple-net lease arrangements, where the tenant is solely responsible for property-related costs such as real estate taxes, are excluded from non-lease components and from recognition in the Company’s Consolidated Statements of Operations. Conversely, tenant reimbursements for non-lease components, such as utilities, insurance, and real estate taxes, are classified within this lease component.
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
As of March 31, 2025 and December 31, 2024, the Adviser and its affiliates had incurred $7.3 million and $7.1 million, respectively, in organization and offering expenses on behalf of the Company related to the Offering and private placements. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

As of December 31, 2024, the Company had charged all previously deferred offering expenses to equity as shares were sold in the offerings. As such, there were no deferred offering expenses on the Company’s Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.
General and Administrative Expenses
The Adviser will advance, on behalf of the Company, certain of the Company’s general and administrative expenses through the earlier of (i) the first date that the aggregate net asset value ("NAV") of the Company’s outstanding shares of common stock, along with Operating Partnership units held by parties other than the Company, reaches $1.0 billion and (ii) March 19, 2026, which is the second anniversary of the date the Company broke escrow for the Offering, at which point the Company will reimburse the Adviser for all such advanced general and administrative expenses ratably over the 60 months following such date.
General and administrative expenses incurred directly by the Company are expensed in the period incurred. Such amounts totaled $0.1 million and $96,000 for the three months ended March 31, 2025 and 2024, respectively. Those amounts were recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.
As of March 31, 2025 and December 31, 2024, the Adviser and its affiliates had incurred $4.4 million and $3.4 million, respectively, in general and administrative expenses on behalf of the Company. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.
Share Based Payments
The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.
Net Loss per Share of Common Stock
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three months ended March 31, 2025 and March 31, 2024, unvested Class E common shares awarded to the Company’s independent directors were excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.
Immaterial Correction of an Error - During the preparation of the consolidated financial statements for the year ended December 31, 2024, management identified an error in the previously issued interim financial statements of the Company for the quarters ended March 31, June 30, and September 30, 2024 related to the reconciliation of net loss to net loss attributable to common stockholders and the resulting net loss per share of common stock – basic and diluted, as well as the resulting impact of the error on additional paid-in capital and accumulated deficit. The Company has determined that the error was immaterial to all impacted periods and has corrected the impacted periods as an immaterial correction of an error. As a result, the Company revised the interim financial information for the applicable period in this interim filing and will revise the interim financial information for the applicable periods in future interim filings and present the revisions in Note 10, “Equity and Redeemable Non-controlling Interest - Redeemable non-controlling interest”.

Recent Accounting Pronouncements
New Accounting Standards Issued but not yet Adopted
Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") to enhance disclosures about certain expense types in commonly presented expense captions on the Consolidated Statements of Operations. The ASU requires additional disclosures that disaggregate expense captions into specific components with qualitative descriptions. This standard is effective for the fiscal year ending December 31, 2027, and interim periods thereafter, on a prospective or retrospective basis. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements as the Company anticipates the primary change will be additional disclosures in the Company’s Consolidated Financial Statements.

New Accounting Standards Adopted

Segment Reporting. In November 2023, the FASB issued an ASU to improve reportable segment disclosure requirements. The ASU requires, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM’s title and position. The ASU was effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The amendment must be applied on a retrospective basis and early adoption is permitted. The Company adopted this standard for the fiscal year ended December 31, 2024. The additional required disclosures are included in Note 12.
3. Investments in Real Estate
The gross carrying amount and accumulated depreciation and amortization of the Company’s investments in real estate consisted of the following as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Building and building improvements	$254,544	$254,544
Land and land improvements	74,768	74,768
Construction in progress	8,845	1,679
Right-of-use asset - finance lease	103,158	103,158
Total	441,315	434,149
Accumulated depreciation and amortization	(6,104)	(3,432)
Investment in real estate, net	$435,211	$430,717

Acquisitions and dispositions

During three months ended March 31, 2025, the Company did not acquire or dispose any real estate investments. During three months ended March 31, 2024, the Company acquired one real estate investment and did not dispose any real estate investments.

4. Intangibles
The gross carrying amount and accumulated amortization of the Company’s real estate related intangible assets consisted of the following as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$15,880	$15,880
Tenant origination costs	21,267	21,267
	37,147	37,147
Accumulated amortization:
In-place lease intangibles	(933)	(565)
Tenant origination costs	(1,389)	(886)
Real estate related intangibles, net	$34,825	$35,696

The intangible assets associated with the properties are amortized over the remaining lease terms. As a result, the Company’s real estate related intangibles have a weighted average amortization period of approximately 10.1 years remaining.

The estimated future amortization of the Company’s real estate related intangibles for each of the next five years and thereafter as of March 31, 2025, is as follows ($ in thousands):

	In-Place Lease Intangibles	Tenant Origination Costs	Total
2025 (remaining)	$1,104	$1,509	$2,613
2026	1,472	2,012	3,484
2027	1,472	2,012	3,484
2028	1,472	2,012	3,484
2029	1,472	2,012	3,484
2030	1,472	2,012	3,484
Thereafter	6,483	8,309	14,792
Total	$14,947	$19,878	$34,825
5. Other Assets and Other Liabilities
The following table details the components of the Company’s other assets as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Receivables	$4,960	$3,995
Prepaid expenses	1,346	1,030
Other	36	40
Other Assets	$6,342	$5,065

The following table details the components of the Company’s other liabilities as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Prepaid rent from tenant	$9	$304
Tenant security deposit	1,000	1,000
Other Liabilities	$1,009	$1,304

6. Mortgage Notes

The following table details the Company’s mortgage notes as of March 31, 2025 and December 31, 2024 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Fixed rate mortgage notes
Middletown Mortgage Loan	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(918)	(940)
Mortgage notes, net			$193,932	$193,910

The following table details the future principal payments due under the Company’s mortgage notes as of March 31, 2025 ($ in thousands):

Year	Amount
2025 (remaining)	$—
2026	—
2027	—
2028	—
2029	—
2030	—
Thereafter	194,850
Total future principal payments	$194,850

For the three months ended March 31, 2025, the Company recognized interest expense of $2.7 million related to its outstanding mortgage notes, which includes amortization of deferred financing costs of $22,000. The Company recorded $380,000 of interest expense payable related to the outstanding mortgage notes as a component of accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets as of March 31, 2025. The Company did not have any mortgage notes as of March 31, 2024. As a result, no interest expense was incurred for the three months ended March 31, 2024 and no interest expense was payable as of March 31, 2024.

The Company is subject to various financial covenants under certain of its mortgage notes. These covenants require the Company to maintain certain financial ratios, including ratios relating to tangible net worth and liquidity, among others. As of March 31, 2025, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

7. Related Party Transactions
The following table presents the details of due to affiliates ($ in thousands):

	March 31, 2025	December 31, 2024
Due to the Adviser
Advanced organization and offering expenses	$7,303	$7,118
Advanced general and administrative expenses	4,435	3,418
Management fee	16	8
	11,754	10,544

Due to the Special Limited Partner
Performance participation allocation	—	71

Due to EQT Real Estate Advisors, LLC
Property management fee	75	26
Total Due to Affiliates	$11,829	$10,641

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
For the three months ended March 31, 2025, the Company incurred $45,000 of management fees, and as of March 31, 2025, $16,000 of management fees were payable to the Adviser. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the three months ended March 31, 2024.

During the term of the advisory agreement, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership Second Amended and Restated Limited Partnership Agreement). Such allocation is measured annually and accrued monthly. Class E units of the Operating Partnership are not subject to the performance participation allocation. Distributions of the performance participation interest may be distributable in cash or Class E units at the election of the Special Limited Partner. See Note 10, "Equity and Redeemable Non-controlling Interest--Share Repurchases".

For the three months ended March 31, 2025 and 2024, the Company had not accrued any performance participation allocation. As of March 31, 2025, the fiscal year 2024 performance participation allocation of $71,000 had been distributed to the Special Limited Partner.

EQT Partners BD, LLC, (the “Dealer Manager,” formerly known as EQTE Brokerage LLC), an affiliate of the Adviser, serves as the dealer manager for the Offering. The Dealer Manager registered as a broker dealer with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) on May 16, 2023. The Company entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering on August 1, 2023. The Dealer Manager also serves as the dealer manager for the Company’s private offerings of Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

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
There were no upfront selling commissions or upfront dealer manager fees incurred for the three months ended March 31, 2025 and 2024.
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
In connection with each of its real estate acquisitions, the Company, through indirect subsidiaries, entered into property management and leasing services agreements with EQT Real Estate Advisors, LLC (the “Property Manager”, formerly known as Exeter Property Group Advisors, LLC), an affiliate of the Adviser (the “Property Management Agreements”). The Property Management Agreements have terms through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreements, the Company pays the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. The Company will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. The Company will reimburse the Property Manager for all reasonable and actual expenditures.

For the three months ended March 31, 2025 and 2024, the Company incurred $75,000 and $1,000 of property management fees, respectively. Those amounts were recorded as a component of rental property operating expenses on the Company's Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $75,000 and $26,000 of property management fees were payable to the Property Manager, respectively. These amounts were recorded as a component of due to affiliates on the Company’s Consolidated Balance Sheets.

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
In addition to the organization, offering and general and administrative expense reimbursements described herein (see Note 2, "Summary of Significant Accounting Policies"), the Company will reimburse the Adviser for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, and (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliate. During the three months ended March 31, 2025 and 2024, the Company did not incur any of the reimbursements as described above.
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

During the three months ended March 31, 2025, the Company did not acquire any properties or pay the Adviser for any acquisition related costs. During the three months ended March 31, 2024, in connection with the Company’s acquisition of the Georgetown Property, on March 20, 2024, the Adviser assigned the purchase and sale agreement to the Company’s subsidiary for $1.5 million, representing the deposit amount under the purchase and sale agreement. The Adviser also advanced $0.1 million in closing costs for the Georgetown Property. The Company repaid the Adviser for the deposit and all of the closing costs on the acquisition date.
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

In addition, see Note 10, "Equity and Redeemable Non-controlling Interest", for information regarding investments in the Company or the Operating Partnership by the Adviser, an affiliate of the Sponsor and eight officers and employees of the Adviser and its affiliates.

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

The following table summarizes the fixed and variable components of the Company’s operating leases for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Fixed lease payments	$8,116	$123
Variable lease payments	1,033	3
Total rental revenue	$9,149	$126

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial properties as of March 31, 2025 ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	$21,471
2026	29,357
2027	30,234
2028	31,138
2029	32,071
2030	33,030
Thereafter	158,530
$335,831

As of March 31, 2025, the Company had concentration of credit risks related to the following tenant leases:

			Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Annualized Base Rent(1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft. (2)
Amazon.com Services LLC	Middletown Property	E-commerce	$11,130	34%	$9.13
Amazon.com Services LLC	Washington Property	E-commerce	$11,787	36%	$58.22
Shoals Technologies Group, LLC	Nashville Property	Renewable energy	$5,742	18%	$9.00
GAF Energy LLC	Georgetown Property	Renewable energy	$3,809	12%	$8.47

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term (“Annualized Base Rent”). The Annualized Base Rent presented in the table is as of March 31, 2025.
(2) Average annualized base rent per square foot is calculated as the Annualized Base Rent divided by the leased rentable square feet.

•Tenant Concentration

As of March 31, 2025, the leases with Amazon.com Services LLC represent approximately 70% of the Company’s Annualized Base Rent and the lease with Shoals Technologies Group, LLC represents approximately 18% of the Company’s Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with the Company are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). The obligations of Shoals Technologies Group, LLC under its lease with the Company are guaranteed by its parent, Shoals Technologies Group, Inc. (“Shoals”). Both Amazon and Shoals are public companies that are subject to the filing requirements of the Securities and Exchange Act of 1934, as amended. Amazon and Shoals are required to file their audited financial statements in their Annual Reports on Form 10-K and their unaudited interim financial statements in their Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s and Shoals’ filings with the SEC is solely for the information of investors. Amazon’s and Shoals’ filings with the SEC should not be considered a part of or as incorporated by reference in this Quarterly Report on Form 10-Q.

•Industry Concentration

As of March 31, 2025, approximately 70% of the Company’s Annualized Base Rent is from tenants within the e-commerce industry and the remainder of the Company’s Annualized Base Rent is from tenants within the renewable energy industry.

Lessee

As of March 31, 2025, one of the Company’s investments in real estate is subject to a ground lease. The Company serves as lessee in the ground lease. The Company assumed this ground lease as part of the Washington Property acquisition. There were no initial direct costs associated with this ground lease. The initial term of the ground lease expires on December 31, 2074, and it has two ten-year extension options. The ground lease is an absolute net lease whereby the Company is required to pay all taxes, utilities and maintenance. Payments under the Company’s Washington Property ground lease consist exclusively of fixed payment components, which incorporate periodic increases based on fixed percentage escalations. The Company utilized its incremental borrowing rate at the time of entering the ground lease, which was 7.41%, as the discount rate to determine its lease liability. The Company classified the ground lease as a finance lease. As of March 31, 2025, the remaining lease term of the Company’s finance lease was 49.8 years.

The following table details the undiscounted future lease payments under the Company’s finance lease as of March 31, 2025 ($ in thousands):

Year	Future Lease Payments
2025 (remaining)	$3,660
2026	4,880
2027	4,880
2028	4,880
2029	5,611
2030	5,611
Thereafter	479,482
Total lease payments	509,004
Less imputed interest	(412,951)
Total lease liability - finance lease	$96,053

The following table details the current and non-current portion of the lease liability under the Company’s finance lease as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31, 2025	As of December 31, 2024
Current lease liability - finance lease(1)	$4,866	$4,866
Noncurrent lease liability - finance lease	91,187	90,698
Total lease liability - finance lease	$96,053	$95,564

(1) The net present value of lease payments due within the next 12 months was calculated by discounting the cash flows using the Company’s incremental borrowing rate at the time of assuming the ground lease, which was 7.41%.

The following table details the Company’s right-of-use asset obtained under the finance lease as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31, 2025	As of December 31, 2024
Right-of-use asset from recognition of finance lease	$95,150	$95,150
Favorable lease asset	8,008	8,008
Right-of-use asset - finance lease	103,158	103,158
Accumulated amortization of right-of-use asset	(944)	(431)
Right-of-use asset, net	$102,214	$102,727

The following table details the fixed and variable components of the Company’s finance lease for the three months ended March 31, 2025 ($ in thousands).

Three Months Ended March 31, 2025
Interest on lease liability	$1,706
Amortization of right-of-use asset	513
Total finance lease costs	$2,219

There was no finance lease as of March 31, 2024. Thus, there was no finance lease cost for the three months ended March 31, 2024.

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
As of March 31, 2025 and December 31, 2024, the Company was authorized to issue up to 2.2 billion shares of common stock, par value $0.01 per share, and up to 100 million shares of preferred stock, par value $0.01 per share. Of the 100 million shares of preferred stock authorized as of March 31, 2025 and December 31, 2024, 220 shares were issued and classified as Class A shares.
As of March 31, 2025 and December 31, 2024, the Company had authorized the following classes of common stock (in thousands):

		Shares Authorized
Classification	Par Value Per Share	March 31, 2025	December 31, 2024
Class A-I Shares	$0.01	50,000	50,000
Class A-II Shares	$0.01	50,000	50,000
Class T Shares	$0.01	500,000	500,000
Class S Shares	$0.01	500,000	500,000
Class D Shares	$0.01	500,000	500,000
Class I Shares	$0.01	500,000	500,000
Class E Shares	$0.01	100,000	100,000
Total		2,200,000	2,200,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock for the three months ended March 31, 2025(1):

	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock	Total
Beginning Balance, December 31, 2024	142,266	1,457,776	—	97,447	1,697,489
Common stock issued - primary offerings	99,679	1,202,519	197,922	—	1,500,120
Common stock issued - distribution reinvestment	1,593	20,028	33	406	22,060
Ending Balance, March 31, 2025	243,538	2,680,323	197,955	97,853	3,219,669

(1) As of March 31, 2025, there were no Class T, S or D shares issued and outstanding. As of December 31, 2024, there were no Class T, S, D, or A-II shares issued and outstanding.

Offerings

On August 1, 2023, the Company registered the Offering with the SEC for up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan. The Company intends to sell any combination of four classes of shares of its common stock in the Offering, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required the Company to hold investors’ funds from the Offering in an interest-bearing escrow account until the Company received purchase orders for at least $25.0 million of its common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and the Company’s directors and officers, which purchases were not limited in amount) and the Company’s board of directors authorized the release of funds in the escrow account to the Company. On March 19, 2024, EQT Real Estate Holdings US, Inc. (“EQT Real Estate Holdings,” formerly known as EQT Exeter Holdings US, Inc.), an affiliate of the Sponsor, purchased 6.2 million Class E units of the Operating Partnership for $62.2 million, or $10.00 per unit. As such, as of March 19, 2024, the Company satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and the Company’s board of directors authorized the Company to break escrow in the Offering. As of August 14, 2024, the Company also satisfied the minimum offering requirement for Pennsylvania. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

The Company commenced a private offering of its Class A-I shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act during the year ended December 31, 2024. The primary offering of Class A-I shares terminated on January 2, 2025 and the distribution reinvestment plan offering is ongoing. The Company commenced a separate private offering of its Class A-II shares to accredited investors in January 2025 and the offering is ongoing. The purchase price per share for each class of common stock in the private offerings will vary and will generally equal the Company’s prior month’s NAV per share, as determined monthly. Both private offerings are being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions.

EQT Real Estate Holdings has committed to purchase $200.0 million in Class E shares of the Company’s common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. As of March 31, 2025, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount.

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

The following table summarizes the aggregate distributions declared on the Company’s common stock during the periods presented. For the three months ended March 31, 2025, aggregate distributions were declared on the Company’s Class A-I, Class A-II, Class E, and Class I common stock, which were the only classes of common stock outstanding during that period. For the three months ended March 31, 2024, aggregate distributions were declared on the Company’s Class E common stock, which was the only class of common stock outstanding during that period:

	Three Months Ended March 31,
	2025				2024
	Class A-I	Class A-II	Class E	Class I	Class E
Aggregate distributions declared per share of common stock	$0.11307	$0.07538	$0.11307	$0.11307	$0.03724

Preferred Stock

On June 9, 2023, the Company issued 220 shares of Class A preferred stock to eight officers and employees of the Adviser and its affiliates at a price of $1,000 per share. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in the Company’s discretion by payment of $1,000 per share. A $50 per share redemption premium would have been applied in the event of redemption on or before December 31, 2024. No shares of Class A preferred stock had been redeemed as of March 31, 2025 and December 31, 2024. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security.

During the three months ended March 31, 2025 and 2024, the Company's board of directors did not declare any dividends on the Class A preferred shares.

The Consolidated Statements of Operations includes $5,500 of unpaid cumulative dividends on Class A preferred shares for the three months ended March 31, 2025 and 2024 that were not recorded on the Consolidated Balance Sheets as of March 31, 2025 and 2024 as the dividends were not declared by the Company’s board of directors. The cumulative dividends on the Class A preferred shares for the three months ended March 31, 2024 were paid in June 2024, and the cumulative dividends for the three months ended March 31, 2025 would be payable to holders in June 2025 when and if declared by the board of directors.
Share Based Compensation
The Company’s board of directors approved the EQT Exeter Real Estate Income Trust, Inc. Independent Director Compensation Plan (the "Director Compensation Plan"), pursuant to which up to 500,000 shares of the Company’s Class E common stock are available for issuance. The restricted shares of Class E common stock issued pursuant to the Director Compensation Plan vest (i) on the one year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of the Company or for “good reason.”

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

During the three months ended March 31, 2025 and 2024, the Company recorded $96,000 of restricted stock amortization in general and administrative expenses in the Consolidated Statements of Operations. The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the three months ended March 31, 2025 and 2024 (in thousands except share and per share data):

	For the Three Months Ended March 31, 2025		As of March 31, 2025
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2024	38,156	$10.09	5 months	$160
Granted	—
Forfeited	—
Vested	—
Unvested restricted shares as of March 31, 2025	38,156

	For the Three Months Ended March 31, 2024		As of March 31, 2024
Type	Restricted Stock	Weighted Average Grant Date Fair Value	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2023	38,500	$10.00	5 months	$160
Granted	—
Forfeited	—
Vested	—
Unvested restricted shares as of March 31, 2024	38,500

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
There were no share repurchases as of March 31, 2025.
Redeemable non-controlling interest
As of March 31, 2025, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of approximately $197.1 million. Class E units include an embedded redemption feature that is considered to be outside the sole control of the Company. As a result, the Company has classified the Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.
The following table details the redeemable non-controlling interest activity related to these units during the three months ended March 31, 2025 ($ in thousands):

Balance, December 31, 2024	$214,744
Net loss allocation	(519)
Distributions to non-controlling interest	(2,219)
Adjustment to redemption value	1,711
Balance, March 31, 2025	$213,717

The following tables detail the adjustments as disclosed in Note 2 "Summary of Significant Accounting Policies - Net Loss per Share of Common Stock".
Changes in the reconciliation from net loss to net loss attributable to common stockholders and the resulting net loss per share of common stock – basic and diluted for the quarter ended March 31, 2024 are as follows (in thousands except share and per share data):

As Filed
For the Three Months Ended
March 31, 2024
Net (loss)	$(2,572)
Dividends to preferred stockholders	(6)
Adjust redeemable non-controlling interest to redemption value	(2,543)
Net loss attributable to redeemable non-controlling interest	2,515
Net (loss) attributable to common stockholders	$(2,606)
Net (loss) per share of common stock - basic and diluted	$(130.26)
Weighted-average shares of common stock outstanding - basic and diluted	20,000

As Corrected
For the Three Months Ended
March 31, 2024
Net (loss)	$(2,572)
Dividends to preferred stockholders	(6)
Net loss attributable to redeemable non-controlling interest	2,515
Net (loss) attributable to common stockholders	$(63)
Net (loss) per share of common stock - basic and diluted	$(3.11)
Weighted-average shares of common stock outstanding - basic and diluted	20,000

Changes in additional paid-in capital and accumulated deficit for the quarter ended March 31, 2024 are as follows ($ in thousands):

	As Filed		As Corrected
Ending balance as of	Additional Paid- In Capital	Accumulated Deficit	Additional Paid- In Capital	Accumulated Deficit
March 31, 2024	$424	$(2,743)	$—	$(2,319)
11. Commitments and Contingencies
As of March 31, 2025 and December 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
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
The Company determined there are no significant segment expenses that require separate disclosure as of March 31, 2025, as the major categories of expenses regularly reviewed by the CODM to manage operations are reported on the Consolidated Statements of Operations.

13. Subsequent Events

As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.
Distributions

On April 30, 2025, the Company declared a distribution of $0.03769 per share for its Class E, Class I, Class A-I and Class A-II common stock and a distribution of $0.03769 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on April 30, 2025. These distributions were paid on May 12, 2025 and were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in the Company’s primary offerings subsequent to March 31, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
April 1, 2025	Class I	31,527	$335	$10.61
April 1, 2025	Class A-II (1)	355,566	$3,705	$10.42
May 1, 2025	Class I	22,819	$240	$10.50
May 1, 2025	Class A-II (1)	230,262	$2,376	$10.32

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to March 31, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
April 10, 2025	Class I	493	$5	$10.61
April 10, 2025	Class E (2)	135	$1	$11.00
April 10, 2025	Class A-I (1)	8,817	$92	$10.41
April 10, 2025	Class A-II (1)	457	$5	$10.42
May 12, 2025	Class I	597	$6	$10.50
May 12, 2025	Class E (2)	137	$1	$10.89
May 12, 2025	Class A-I (1)	8,934	$92	$10.31
May 12, 2025	Class A-II (1)	1,483	$15	$10.32

(1) The offer and sale of Class A-I and Class A-II shares to accredited investors in private placements is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506(c) of Regulation D promulgated thereunder.

(2) The Class E shares were issued to the Company’s independent directors pursuant to the Company’s distribution reinvestment plan. These shares were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
References herein to “EQRT”, the “Company,” “we,” “us,” or “our” refer to EQT Exeter Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, including the impact of macroeconomic trends and market forces, statements with respect to acquisitions and repurchases, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 28, 2025 (the "Annual Report"), and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document and our other filings with the SEC. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
We are a Maryland corporation formed on September 2, 2022. We were formed to invest primarily in stabilized, income-oriented commercial real estate in the United States in a range of asset types. To a lesser extent, we also plan to invest in real estate related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We are an externally advised, perpetual-life corporation. We are externally managed by EQT Real Estate, LLC (our "Adviser" or "EQT Real Estate," formerly known as Exeter Property Group, LLC), an affiliate of EQT AB (our "Sponsor").
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
From September 2, 2022 (the date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock. We have registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “public offering” or the "Offering"), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25.0 million of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued approximately 6.2 million Class E units to EQT Real Estate Holdings US, Inc. (“EQT Real Estate Holdings,” formerly known as EQT Exeter Holdings US, Inc.), an affiliate of our Sponsor, for an aggregate purchase price of $62.2 million, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania.
We conducted a primary private offering of our Class A-I shares to accredited investors. The primary private offering of Class A-I shares to accredited investors terminated on January 2, 2025 and the distribution reinvestment plan offering for Class A-I shares is ongoing. We commenced a separate private offering of our Class A-II shares to accredited investors in January 2025 and the offering is ongoing. Both private offerings are being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions.
As of May 14, 2025, we had received cumulative net proceeds from our public and private offerings of $39.0 million from the sale of approximately 3.8 million shares of our common stock, including the shares issued pursuant to our distribution reinvestment plan. We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and our private offerings. Additionally, as of May 14, 2025, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount. See the discussion of the Sponsor Committed Amount under “—Liquidity and Capital Resources” below.
The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we acquire such assets. As of May 14, 2025, we owned four industrial properties.
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

Q1 2025 Highlights

Operating Results:

•Beginning in April 2024, we have declared monthly distributions. Monthly net distributions totaled $2.6 million for the three months ended March 31, 2025, including $2.2 million of distributions related to Class E units of the Operating Partnership owned by EQT Real Estate Holdings. The details of the annualized distribution rates and total returns as of March 31, 2025 are shown in the following table.

	Class I Shares	Class E Shares	Class A-I Shares	Class A-II Shares
Annualized Distribution Rate(1)	4.26%	4.11%	4.34%	4.34%
Year-to-Date Total Return, without upfront selling commissions(2)	0.02%	0.57%	(0.36)%	(0.89)%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	N/A	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	6.76%	12.73%	4.88%	(0.89)%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	N/A	N/A	N/A	N/A
(1) The annualized distribution rate is calculated as the March 31, 2025 monthly distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses.
(2) Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. We believe total return is a useful measure of the overall investment performance of our shares.
(3) The inception date was September 3, 2024 for Class I shares, October 1, 2024 for Class A-I shares and February 3, 2025 for Class A-II shares. For purposes of this performance illustration, the Class E inception date is March 20, 2024, the date we commenced principal operations in connection with the acquisition of our first real estate investment.
Portfolio

Investments in Real Estate

As of March 31, 2025 , we owned four industrial properties encompassing in the aggregate approximately 2.5 million rentable square feet. We acquired each of these properties from third parties unaffiliated with us or our Adviser. The following table is a summary of our real estate portfolio as of March 31, 2025:

Property	Location	Rentable Square Feet	Date Acquired	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Average Annualized Base Rent per Sq. Ft. (3)	Average Remaining Lease Term in Years	Occupancy
Georgetown Property	Georgetown, TX	449,642	3/20/2024	$60,933	$3,809	$8.47	8.68	100%
Middletown Property	Middletown, PA	1,219,021	8/14/2024	$170,500	$11,130	$9.13	9.59	100%
Nashville Property	Portland, TN	638,330	8/15/2024	$75,000	$5,742	$9.00	10.59	100%
Washington Property(4)	Tukwila, WA	202,464	10/16/2024	$81,500	$11,787	$58.22	11.09	100%

(1) Purchase price is exclusive of closing costs.
(2) Annualized base rent represents annualized contractual base rental income adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term (“Annualized Base Rent”). The Annualized Base Rent presented in the table is as of March 31, 2025.

(3) Average annualized base rent per square foot is calculated as the Annualized Base Rent divided by the leased rentable square feet.
(4) The Washington Property is subject to a ground lease through which we hold a leasehold interest in the land parcel.

As our real estate investments are comprised 100% of industrial properties as of March 31, 2025, a diversification chart by property type is not presented, as it would not provide any additional meaningful insight into the composition of the portfolio.

The following chart further describes the geographic diversification of our real estate investments as of March 31, 2025 (percentage is based on the March 31, 2025 fair value for the real estate investments).

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

Significant Tenants

As of March 31, 2025, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio Rentable Sq. Ft. Leased	Annualized Base Rent(1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft. (2)	Lease Expiration (3)
Amazon.com Services LLC (4)	Middletown Property	E-commerce	1,219,021	49%	$11,130	34%	$9.13	10/31/2034
Amazon.com Services LLC (4)	Washington Property	E-commerce	202,464	8%	$11,787	36%	$58.22	4/30/2036
Shoals Technologies Group, LLC (4)	Nashville Property	Renewable energy	638,330	25%	$5,742	18%	$9.00	10/31/2035
GAF Energy LLC	Georgetown Property	Renewable energy	449,642	18%	$3,809	12%	$8.47	11/30/2033

(1) The Annualized Base Rent amount presented in the table is as of March 31, 2025.
(2) Average annualized base rent per square foot is calculated as the Annualized Base Rent divided by the leased rentable square feet.

(3) Represents the expiration date of the lease as of March 31, 2025 and does not take into account any tenant renewal or termination options.
(4) As of March 31, 2025, the leases with Amazon.com Services LLC represent approximately 70% of our portfolio Annualized Base Rent and the lease with Shoals Technologies Group, LLC represents approximately 18% of our portfolio Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with us are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). The obligations of Shoals Technologies Group, LLC under its lease with us are guaranteed by its parent, Shoals Technologies Group, Inc. (“Shoals”). Both Amazon and Shoals are public companies that are subject to the filing requirements of the Securities and Exchange Act of 1934, as amended. Amazon and Shoals are required to file their audited financial statements in their Annual Reports on Form 10-K and their unaudited interim financial statements in their Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s and Shoals’ filings with the SEC is solely for the information of investors. Amazon’s and Shoals’ filings with the SEC should not be considered a part of or as incorporated by reference in this Quarterly Report.

Portfolio Lease Expirations

The following table sets forth a schedule of expiring leases for our real estate portfolio by number of leases, Annualized Base Rent and rentable square feet as of March 31, 2025:

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent(2) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	—	—	—	—	—
2029	—	—	—	—	—
2030	—	—	—	—	—
2031	—	—	—	—	—
2032	—	—	—	—	—
2033	1	$3,809	12%	449,642	18%
2034	1	$11,130	34%	1,219,021	49%
Thereafter	2	$17,529	54%	840,794	33%
Total	4	$32,468	100%	2,509,457	100%

(1) Represents the expiration date of the leases as of March 31, 2025 and does not take into account any tenant renewal or termination options.
(2) The Annualized Base Rent presented in the table is as of March 31, 2025.
Results of Operations
From September 2, 2022 (the date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock and we had not commenced principal operations. As such, our operating results for the three months ended March 31, 2024 reflect minimal activity and were not indicative of our expected future operations. Consequently, comparisons of our results of operations for the three months ended March 31, 2025 and 2024 may not provide meaningful insights for investors evaluating our business performance or financial condition going forward.

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenues
Rental revenue	$9,149	$126
Total Revenues	9,149	126

Expenses
Rental property operating expenses	$1,058	$4
General and administrative expenses	1,096	1,472
Organization expenses	—	1,187
Management fee	45	—
Depreciation and amortization	3,546	37
Total Expenses	5,745	2,700

Other Income/ (Expense)
Interest income	406	2
Interest expense	(4,446)	—
Total other income/ (expense)	(4,040)	2
Net (Loss)	$(636)	$(2,572)

Rental revenue
For the three months ended March 31, 2025 and 2024, we earned $9.1 million and $0.1 million of rental income from our real estate investments, respectively.

Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Rental property operating expenses may include insurance, utilities, real estate taxes and repair and maintenance expenses. For the three months ended March 31, 2025 and 2024, rental property operating expenses were $1.1 million and $4,000, respectively.

General and administrative expenses and organization expenses
General and administrative expenses include but are not limited to audit fees, legal expenses, transfer agent expenses and fund administration expenses. For the three months ended March 31, 2025, we incurred $1.1 million of general and administrative expenses. For the three months ended March 31, 2024, we incurred $1.5 million of general and administrative expenses, which were the cumulative general and administrative expenses advanced by our Adviser as of March 31, 2024 and that became our expense and liability on March 19, 2024, the date on which we broke escrow in the Offering.
For the three months ended March 31, 2025, we did not record any organization expenses as we do not expect to incur additional material organization expenses in the future as our formation is complete and we have commenced principal operations. For the three months ended March 31, 2024, we recorded $1.2 million of organization expenses, which were the cumulative organization expenses advanced by our Adviser as of March 31, 2024 and that became our expense and liability on March 19, 2024, the date on which we broke escrow in the Offering.
For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Management fees
Management fees are earned by our Adviser for providing services pursuant to the advisory agreement. For the three months ended March 31, 2025, we incurred $45,000 of management fees, and $16,000 of management fees were payable to the Adviser as of March 31, 2025. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the three months ended March 31, 2024.

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
There was no performance participation allocation recorded for the three months ended March 31, 2025 and 2024. As of March 31, 2025, the fiscal year 2024 performance participation allocation had been distributed to the Special Limited Partner.

Depreciation and amortization
Depreciation and amortization expenses are primarily impacted by the fair values assigned to buildings and building improvements, land improvements, in-place lease intangibles and tenant origination costs as part of the initial purchase price allocation of our real estate investments as well as the depreciation of the right-of-use assets obtained under our finance lease. For the three months ended March 31, 2025 and 2024, we recorded $3.5 million and $37,000 in depreciation and amortization expenses, respectively.

Interest income
Interest income primarily consisted of interest earned from a short-term investment account. For the three months ended March 31, 2025 and 2024, we recorded $0.4 million and $2,000 of interest income, respectively.

Interest expense
Interest expense primarily consists of interest on mortgage notes, including amortization of deferred financing costs, and interest on finance lease liabilities. For the three months ended March 31, 2025, we recognized interest expense of $2.7 million related to our outstanding mortgage notes, which includes amortization of deferred financing costs of $22,000 and $1.7 million related to interest on our finance lease liabilities. We did not have any mortgage notes or ground lease obligations as of March 31, 2024. As a result, no interest expense was incurred for the three months ended March 31, 2024.

Net loss attributable to redeemable non-controlling interest

As of March 31, 2025, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of $197.1 million. Class E units include an embedded redemption feature that is considered to be outside our sole control. As a result, we have classified the Class E units as redeemable non-controlling interest in mezzanine equity on our Consolidated Balance Sheets. For the three months ended March 31, 2025, net loss attributable to redeemable non-controlling interest was $0.5 million.

As of March 31, 2024, the Operating Partnership had issued approximately 6.2 million Class E units to EQT Real Estate Holdings for aggregate consideration of $62.2 million. For the three months ended March 31, 2024, net loss attributable to redeemable non-controlling interest was $2.5 million.

Net Asset Value
The NAV for each class of shares is based on the net asset values of our investments (including real estate related securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including class-specific accruals, in all cases as described in our valuation guidelines.

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our Adviser and our independent valuation advisor in connection with estimating the fair values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. From time to time, our board of directors, including a majority of our independent directors, may adopt changes to the valuation guidelines if it (i) determines that such changes are likely to result in a more accurate reflection of our NAV or a more efficient or less costly procedure for the determination of our NAV without having a material adverse effect on the accuracy of such determination or (ii) otherwise reasonably believes a change is appropriate for the determination of our NAV.
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
Consolidated Properties - For the purposes of calculating our monthly NAV, our properties will initially be valued at cost, which we expect to represent fair value at that time, subject to any variation pursuant to our valuation guidelines. In accordance with GAAP, we determine whether the acquisition of a property qualifies as an asset acquisition or a business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations. As such, the initial value of acquisitions that qualify as asset acquisitions will include transaction costs. Each property will then be valued by an independent third-party appraisal firm within the first three full months after acquisition and no less frequently than annually thereafter. Additionally, each month after the initial third-party appraisal, our independent valuation advisor will provide a restricted appraisal report for any real property that was not the subject of a third-party appraisal report during that month. All appraisals are reviewed by our Adviser, and our independent valuation advisor will review and provide an opinion as to the reasonableness of each appraisal report from a third-party appraisal firm. The primary methodology used to value properties is the income approach (discounted cash flow analysis), whereby a property’s value is calculated by determining the present value of an asset’s stream of future cash flows. Consistent with industry practices, the income approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value properties include sales comparisons and cost approaches.

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
Liabilities - We will generally include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include fees payable to our Adviser and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, operating expenses, property-level mortgages, interest rate hedges, any portfolio-level credit facilities and other liabilities. All liabilities will be valued by our Adviser using widely accepted methodologies specific to each type of liability. Our debt will typically be valued at fair value in accordance with GAAP, net of deferred financing costs. Liabilities related to distribution fees, management fees payable to our Adviser and any performance participation allocation to the Special Limited Partner will accrue to a specific class of shares and will only be included in the NAV calculation for that class as described below. Our Adviser’s valuation of our liabilities and each investment’s liabilities, including any third-party incentive fee payments or investment-level debt, deal terms and structure will not be reviewed or appraised by our independent valuation advisor.
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

Following the allocation of the changes in our Aggregate Fund NAV as described above, the NAV for each class of common stock and Operating Partnership unit held by parties other than us is adjusted for additional issuances, repurchases and vesting of our shares and units, class-specific accruals for distributions, ongoing distribution fees, management fees payable to our Adviser, and any performance participation allocation to the Special Limited Partner to determine the monthly NAV for each class. These accruals are allocated on a class-specific basis and borne by all holders of the applicable class. These class-specific accruals may differ for each class, even when the NAV per share of each class is the same. These class-specific accruals will impact the distributions and/or NAV of a share class. We normally expect that the accrual of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to certain classes of shares. In other words, the per share amount of distributions on Class T, Class S and Class D shares generally differs from other classes of shares because of class-specific distribution fees that are deducted from the gross distributions of Class T, Class S and Class D shares. Specifically, we expect distributions on Class T and Class S shares will be lower than Class D shares and distributions on Class D shares will be lower than Class A-I, Class A-II, Class I and Class E shares. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the class-specific accruals of distribution fees with respect to such period, then pursuant to our valuation guidelines, the class-specific accruals of distribution fees may lower the NAV per share of a share class. With respect to class-specific accruals of the management fee, we expect these accruals will normally result in a higher NAV per share for Class A-I, Class A-II and Class E shares than those of other share classes. With respect to class-specific accruals of the performance participation allocation, we expect these accruals will normally result in a higher NAV per share for Class E shares than those of other share classes. When the NAV per share of our classes are different, then changes to our assets and liabilities that are allocable based on NAV are also different for each class. Because the purchase price of shares in our primary offerings is equal to the transaction price, which generally equals the most recently disclosed monthly NAV per share, plus the upfront selling commissions and dealer manager fees, which are effectively paid by purchasers of shares at the time of purchase, the upfront selling commissions and dealer manager fees have no effect on the NAV of any class. At the close of business of each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our stockholders of record of such class.
The NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month. Restricted Class E shares that remain unvested at the end of the month are excluded from the NAV per share calculation.
Our valuation guidelines include the following methodology to determine the monthly NAV of our Operating Partnership and its units. Our Operating Partnership has classes of units that are each economically equivalent to our corresponding classes of shares. Accordingly, on the last day of each month, the NAV per Operating Partnership unit of such units equals the NAV per share of the corresponding share class. Classes of units of our Operating Partnership that do not correspond to a class of our shares will be valued in a manner consistent with these guidelines. The NAV of our Operating Partnership on the last day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.
For more information regarding the calculation of our NAV per share of each class and how our properties and real estate related securities will be valued, see the “Net Asset Value Calculation and Valuation Guidelines” section in our prospectus, as amended and supplemented.

March 31, 2025 NAV

Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of March 31, 2025 as well as Class E units of our Operating Partnership held by an affiliate of our Sponsor. The following table provides a breakdown of the major components of our total NAV as of March 31, 2025 ($ and shares/units in thousands):

Components of NAV	March 31, 2025
Investments in real estate at fair value	$396,100
Cash and cash equivalents	35,669
Restricted cash	5,682
Other assets	6,234
Mortgage notes at fair value, net of deferred financing costs	(193,995)
Other liabilities	(2,834)
Management fee payable	(16)
Accrued performance participation allocation	—
Preferred stock	(226)
Net asset value	$246,614
Number of outstanding shares/units	22,810

The following table sets forth our total NAV and NAV per share/unit by class as of March 31, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class I Shares	Class A-I Shares	Class A-II Shares	Class E Shares	Class E Units	Total
Net asset value	$2,557	$27,646	$2,044	$650	$213,717	$246,614
Number of outstanding shares/units	244	2,680	198	60	19,628	22,810
NAV per share/unit as of March 31, 2025	$10.50	$10.31	$10.32	$10.89	$10.89

The valuation of our investments in real estate as of March 31, 2025 was provided by our independent valuation advisor. The weighted averages for certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.46%	6.05%

A change in these assumptions would impact the calculation of the value of the investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on the value of the investments in real estate:

Input	Hypothetical Change	Industrial Property Values
Discount Rate	0.25% decrease	2.02%
(weighted average)	0.25% increase	(1.99)%
Exit Capitalization Rate	0.25% decrease	2.42%
(weighted average)	0.25% increase	(2.25)%

The following table reconciles deficit and redeemable non-controlling interest per our Consolidated Balance Sheets as of March 31, 2025 to our NAV ($ in thousands):

Reconciliation of Deficit and Redeemable Non-controlling Interest to NAV	March 31, 2025
Total deficit under GAAP	$(558)
Redeemable non-controlling interest	213,717
Total deficit and redeemable non-controlling interest under GAAP	213,159
Adjustments:
Preferred stock and accumulated dividends	(226)
Organization, offering and operating expenses	11,738
Straight-line rent receivable	(4,758)
Accumulated depreciation and amortization	7,423
Unrealized real estate and borrowings appreciation, net	25,441
Finance lease-related assets and liabilities	(6,163)
NAV	$246,614

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
As of March 31, 2025, we had accrued approximately $7.3 million of organization and offering expenses and $4.4 million of general and administrative related costs that are payable to the Adviser, and that are included in due to affiliates on our Consolidated Balance Sheets as of March 31, 2025.
As of December 31, 2024, we had accrued approximately $7.1 million of organization and offering expenses and $3.4 million of general and administrative related costs that are payable to the Adviser, and that are included in due to affiliates on our Consolidated Balance Sheets as of December 31, 2024.
EQT Real Estate Holdings has committed to purchase a total of $200 million in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor or their officers and employees. As of May 14, 2025, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of $197.1 million as part of the Sponsor Committed Amount.

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

As of March 31, 2025, we had received cumulative net proceeds from our public and private offerings of approximately $32.8 million from the sale of approximately 3.2 million shares of our common stock, excluding proceeds from shares issued under distribution reinvestment plan. We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and our private offerings. If we are unable to raise substantial funds in our offerings, we will be limited in the number and type of investments we make, and the value of an investment in us will be dependent on the performance of the specific assets we acquire. We will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

No new mortgage indebtedness was incurred during the three months ended March 31, 2025. During the year ended December 31, 2024, in connection with our real estate acquisitions, we incurred mortgage indebtedness in an aggregate principal amount of approximately $194.9 million. These mortgage notes are secured by our real estate investments and bear interest at fixed rates ranging from 5.35% to 5.75%. The notes have maturity dates ranging from March 1, 2032 to September 1, 2034. We intend to meet our obligations related to these mortgage notes through a combination of cash flows generated by our operations, proceeds from property dispositions, and refinancing activities as appropriate. We evaluate our debt obligations to optimize our capital structure and reduce the cost of capital. As of March 31, 2025, we are in compliance with all covenants related to our mortgage notes, including net worth and liquidity, among others. We believe that our existing cash balance, cash flows from operations and cash flows from financing activities are sufficient to meet our debt service obligations and other liquidity needs in the foreseeable future.

The following table details the mortgage notes as of March 31, 2025 and December 31, 2024 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Fixed rate mortgage notes
Middletown Mortgage Loan (1)	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan (2)	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(918)	(940)
Mortgage notes, net			$193,932	$193,910

(1) The Middletown Mortgage Loan is secured by the Middletown Property.
(2) The State Farm Portfolio Mortgage Loan is secured by the Georgetown Property, the Nashville Property and the Washington Property.

As of March 31, 2025, our leverage ratio was 39%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value or cost) plus the equity in our real estate related securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Our target leverage ratio after our ramp-up period is approximately 50% to 60%. We will consider our ramp-up period to end after we have raised substantial offering proceeds and acquired a broad portfolio of equity real estate investments. Prior to that time, we will balance the goal of achieving our target leverage ratio with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. We cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise substantial offering proceeds.

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

Beginning in April 2024, we have declared monthly distributions for each outstanding class of our common stock with a record date as of the close of business as of the last calendar day of each month. Such distributions are generally paid 10 days after month-end. The following table summarizes each record date for distributions and the distributions declared per share for each outstanding class of our common stock as of March 31, 2025.

As of March 31, 2025, we did not have any outstanding shares of Class T, Class S or Class D common stock.

Record Date	Class I shares	Class A-I shares	Class A-II shares	Class E shares
April 30, 2024	$—	$—	$—	$0.03724
May 31, 2024	—	—	—	0.03750
June 30, 2024	—	—	—	0.03761
July 31, 2024	—	—	—	0.03769
August 31, 2024	—	—	—	0.03784
September 30, 2024	0.03769	—	—	0.03769
October 31, 2024	0.03769	0.03769	—	0.03769
November 30, 2024	0.03769	0.03769	—	0.03769
December 31, 2024	0.03769	0.03769	—	0.03769
January 31, 2025	0.03769	0.03769	—	0.03769
February 28, 2025	0.03769	0.03769	0.03769	0.03769
March 31, 2025	0.03769	0.03769	0.03769	0.03769
Total	$0.26383	$0.22614	$0.07538	$0.45171

The following tables summarize distributions paid on our shares of common stock, shares of Class A preferred stock and Class E units of our Operating Partnership held by an affiliate of our Sponsor during the three months ended March 31, 2025 and the year ended December 31, 2024 ($ in thousands).

	Three Months Ended March 31, 2025
	Amount	Percentage
Distributions
Paid in cash	$2,282	90.8%
Reinvested in shares	230	9.2%
Total distributions	$2,512	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$2,512	100.0%
Total source of distributions	$2,512	100.0%

Net cash provided by operating activities	$2,846

	Year Ended December 31, 2024
	Amount	Percentage
Distributions
Paid in cash	$3,797	98.1%
Reinvested in shares	49	1.3%
Dividends to preferred stockholders	22	0.6%
Total distributions	$3,868	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$3,868	100.0%
Total source of distributions	$3,868	100.0%

Net cash provided by operating activities	$3,868

For the three months ended March 31, 2025, our net loss was $0.6 million. For the year ended December 31, 2024, our net loss was $3.0 million.

In addition to the distributions paid during the three months ended March 31, 2025 as shown in the table above, we declared a distribution of $0.03769 per share for each outstanding class of our common stock and $0.03769 per unit for Class E units of our Operating Partnership as of the close of business on March 31, 2025. These distributions were paid on April 10, 2025 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan. Such amounts are recorded in accounts payable and accrued expenses on the Consolidated Balance Sheets as of March 31, 2025.

Fees and Expenses Payable to Our Adviser and its Affiliates

The tables below provide information regarding fees and expenses payable to our Adviser and its affiliates in connection with our offerings and our operations. The tables include amounts incurred for the three months ended March 31, 2025 and the year ended December 31, 2024 and related amounts payable as of March 31, 2025 and December 31, 2024 ($ in thousands).

	Three Months Ended March 31, 2025
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$185	$7,303
Operational
Advanced general and administrative expenses (2)	1,017	4,435
Property management fee	75	75
Management fee	45	16
Total	$1,322	$11,829

	Year Ended December 31, 2024
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$7,118	$7,118
Operational
Advanced general and administrative expenses (2)	3,418	3,418
Acquisition related (3)	8,048	—
Property management fee	109	26
Management fee	15	8
Performance participation allocation	71	71
	$18,779	$10,641

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

(3)In connection with our acquisitions of four real estate investments during the year ended December 31, 2024, our Adviser initially entered into the purchase and sale agreements for each property and funded the related deposits under the purchase and sale agreements. Our Adviser later assigned the purchase and sale agreements to us, and we repaid our Adviser for the deposits under the agreements, which totaled $7.8 million in the aggregate. In connection with these four acquisitions, our Adviser also advanced $0.2 million of closing costs on our behalf, which we repaid to our Adviser upon assignment of the respective purchase and sale agreement to us.

We do not reimburse our Adviser or its affiliates for the salaries or benefits of our named executive officers.

Cash Flows
The following table provides a breakdown of the net change in our cash, cash equivalents and restricted cash ($ in thousands).

Three Months Ended March 31, 2025
Cash flows provided by operating activities	$2,846
Cash flows used in investing activities	(7,166)
Cash flows provided by financing activities	13,213
Net increase in cash, cash equivalents and restricted cash	$8,893

Cash flows provided by operating activities were $2.8 million and were primarily attributable to rental payments received from our real estate investments during the three months ended March 31, 2025.

Cash flows used in investing activities were $7.2 million, all related to capital expenditures for construction in progress during the three months ended March 31, 2025.

Cash flows provided by financing activities related to the sale of $15.5 million of common stock during the three months ended March 31, 2025, partially offset by a total of $2.3 million of distribution payments made on common stock and Class E units of our Operating Partnership during the three months ended March 31, 2025.

Contractual Obligations and Commitments

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2025 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Advanced general and administrative expenses(1)	$4,435	$—	$1,774	$1,774	$887
Advanced organization and offering expenses(1)	7,303	—	2,921	2,921	1,461
Mortgage indebtedness (2)	286,646	10,863	21,726	21,726	232,331
Ground lease	509,004	4,880	9,759	10,674	483,691
Total	$807,388	$15,743	$36,180	$37,095	$718,370

(1) For the terms of reimbursement of advanced general and administrative expenses and organization and offering expenses, see above under “Fees and Expenses Payable to Our Adviser and its Affiliates.” For purposes of this table, we have assumed that advanced general and administrative expenses will be reimbursed ratably over the 60 months following March 19, 2026.
(2) Our mortgage indebtedness includes both principal and interest payments. Monthly payments are interest only during the respective terms of the mortgage loans.
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Subsequent Events

Distributions

On April 30, 2025, we declared a distribution of $0.03769 per share for our Class E, Class I, Class A-I and Class A-II common stock and a distribution of $0.03769 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on April 30, 2025. These distributions were paid on May 12, 2025 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in our primary offerings subsequent to March 31, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
April 1, 2025	Class I	31,527	$335	$10.61
April 1, 2025	Class A-II (1)	355,566	$3,705	$10.42
May 1, 2025	Class I	22,819	$240	$10.50
May 1, 2025	Class A-II (1)	230,262	$2,376	$10.32

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to March 31, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
April 10, 2025	Class I	493	$5	$10.61
April 10, 2025	Class E (2)	135	$1	$11.00
April 10, 2025	Class A-I (1)	8,817	$92	$10.41
April 10, 2025	Class A-II (1)	457	$5	$10.42
May 12, 2025	Class I	597	$6	$10.50
May 12, 2025	Class E (2)	137	$1	$10.89
May 12, 2025	Class A-I (1)	8,934	$92	$10.31
May 12, 2025	Class A-II (1)	1,483	$15	$10.32

(1) The offer and sale of Class A-I and Class A-II shares to accredited investors in private placements is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) thereof and Rule 506(c) of Regulation D promulgated thereunder.

(2) The Class E shares were issued to our independent directors pursuant to our distribution reinvestment plan. These shares were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act.
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
All of our mortgage indebtedness as of March 31, 2025 was fixed rate debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate debt.

As of March 31, 2025, the fair value of our fixed rate debt was $194.9 million and the outstanding principal balance of our fixed rate debt was $194.9 million. The fair value of our fixed rate debt is estimated using a discounted cash flow analysis that considers the following factors: (1) differences between the contract rate and market rates as of the date of value, (2) the implied equity discount rate given the unleveraged discount rate and indicated leverage, and (3) impact of the debt from the perspective of market participants in the context of a sale of the property and concurrent transfer of the debt. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid or assumed) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended March 31, 2025 were previously reported.
Use of Proceeds
On August 1, 2023, our Registration Statement on Form S-11 (File No. 333-273163) with respect to the Offering was declared effective under the Securities Act. We commenced the Offering on August 1, 2023 upon retaining the Dealer Manager, an affiliate of our Adviser, as the dealer manager for the Offering. We are offering on a continuous basis up to $5.00 billion in shares of common stock, consisting of up to $4.00 billion in shares in our primary offering and up to $1.00 billion in shares pursuant to our distribution reinvestment plan. We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. Each class of shares is sold at the then-current transaction price, which will generally be the prior month’s NAV per share for such class, plus applicable upfront selling commissions and dealer manager fees.
The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25.0 million of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Real Estate Holdings, an affiliate of our Sponsor, for an aggregate purchase price of $62.2 million, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania.
Through March 31, 2025, we had sold the following shares of common stock and raised the following proceeds in connection with our Offering (in thousands, except share data):

	Shares	Proceeds
Primary Offering
Class I Shares	241,143	$2,496
Distribution Reinvestment Plan
Class I Shares	2,395	25
Total	243,538	$2,521
No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to purchases of Class I shares. As of March 31, 2025, we have not sold any Class T, Class S or Class D shares in the Offering. We intend to offer and sell shares in our public offering on a monthly basis.
From the commencement of our Offering through March 31, 2025, we incurred $6.8 million of organization and offering expenses related to the Offering. Our Adviser agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2026, the second anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2026.
As of March 31, 2025, we have primarily used the net proceeds from unregistered sales of Class E units of the Operating Partnership, the net proceeds from unregistered sales of Class A-I and A-II shares of our common stock, the net proceeds from the Offering and debt financings to acquire $374.5 million of real estate investments. During three months ended March 31, 2025, we did not acquire any real estate investments.

Share Repurchases
During the three months ended March 31, 2025, we did not repurchase any shares of our common stock pursuant to our share repurchase plan and no shares had been requested to be repurchased under the plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) Unregistered Sales of Equity Securities

On May 12, 2025, we issued 137.26 shares of Class E common stock at a price per share of $10.89 to two of the Company’s independent directors, for an aggregate purchase price of approximately $1.49 thousand. The shares issued to the independent directors pursuant to the Company’s distribution reinvestment plan were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act.

On May 12, 2025, we issued 8,934.28 shares of Class A-I common stock at a price per share of $10.31 for an aggregate purchase price of approximately $92.11 thousand and 1,482.67 shares of Class A-II common stock at a price per share of $10.32 for an aggregate purchase price of approximately $15.30 thousand. The shares were issued pursuant to our distribution reinvestment plan to accredited investors in private placements. The offer and sale of the Class A-I and Class A-II shares are exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) thereof and Rule 506(c) of Regulation D promulgated thereunder. EQT Partners BD, LLC (the “Dealer Manager,” formerly known as EQTE Brokerage LLC), an affiliate of our external advisor, serves as the dealer manager for our private offerings of Class A-I and Class A-II shares to accredited investors. Pursuant to the dealer manager agreement for the offerings, no fees, commissions or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager.

Appointment of Officers

On May 8, 2025, our board of directors appointed Jake Sauerteig as our Chief Operating Officer, Matthew Brodnik as our Executive Director, and Brian Fogarty as our Chief Legal Officer.

Mr. Sauerteig, age 46, has served as EQT Real Estate’s Managing Director of Fund Operations and Investor Relations since September 2022. Mr. Sauerteig is primarily responsible for overseeing the operational infrastructure and investor relations functions for EQT Real Estate’s private wealth initiatives, while also focusing on business development opportunities. Prior to joining EQT Real Estate, from January 2021 and until its sale in May 2022, Mr. Sauerteig served as Senior Vice President, Director of Operations and Communications for Resource REIT, a non-traded REIT with over $3 billion in multifamily assets. Mr. Sauerteig was central to the original fundraise efforts for Resource REIT, in addition to overseeing its day-to-day fund operations, communications and investor services teams. Prior to Resource REIT, Mr. Sauerteig served in a similar role at Resource Real Estate Opportunity REIT from September 2020 through January 2021, prior to its merger into Resource REIT. Mr. Sauerteig additionally held various senior roles with Resource Real Estate, the real estate division of Resource America, a NYSE publicly traded alternative asset management company with approximately $20 billion in assets. Beginning in 2009, Mr. Sauerteig participated in the launch, fundraise and eventual liquidation of 15 private real estate investment vehicles, raising approximately $300 million in equity in addition to the launch, fundraise, management and eventual sale of two interval funds, totaling over $1 billion in equity raised. Mr. Sauerteig began his career in 2007 as a wholesaler for Resource Real Estate. Mr. Sauerteig graduated with a BA degree in American History from the University of Pennsylvania.

Mr. Brodnik, age 50, has served as EQT Real Estate’s Global Chief Investment Officer since September 2024 where he leads EQT Real Estate’s industrial real estate acquisitions and dispositions teams across the globe. Prior to this role, Mr. Brodnik served as the Chief Investment Officer of EQT Real Estate North America beginning in April 2019. He has also served as Partner, EQT AB since April 2021. As the Chief Investment Officer of EQT Real Estate North America, Mr. Brodnik worked closely with the regional investment and leasing officers and their team of analysts and associates. Mr. Brodnik has transacted on over $14 billion in over 400 acquisitions encompassing more than 230 million square feet of industrial and office properties. Additionally, he has collaborated on over $10 billion in portfolio dispositions, recapitalizations and co-investments. Prior to this role, from August 2008 to April of 2019, Mr. Brodnik was Head of Industrial Acquisition and Portfolio Manager for EQT Real Estate’s Value Add Industrial fund series. Prior to joining EQT Real Estate in 2008, he served as Director of Acquisitions and Finance at Preferred Real Estate Investments, where he, over a four-year period, was involved in closing a series of industrial, office and land investments totaling over $1 billion. Mr. Brodnik began his real estate career at Milwaukee, Wisconsin- based consultancy, Hammes Company. He completed his undergraduate studies at Villanova University and earned an MBA from the Kellogg School of Management at Northwestern University with a concentration in Finance.
Mr. Fogarty, age 48, has served as our Secretary since June 2023. Since November 2012, he has served as Fund Real Estate Counsel for EQT Real Estate, which has been the real estate division of EQT since EQT acquired our Adviser and its affiliates in April 2021. Mr. Fogarty is responsible for legal matters for EQT Real Estate, which (in coordination with internal and external counsel) includes fund formation, entity structuring, property acquisitions, development, leasing and dispositions. Mr. Fogarty was instrumental in closing the acquisition between EQT and EQT Real Estate and its affiliates. Prior to joining EQT Real Estate, from September 2003 to November 2012, Mr. Fogarty was an attorney in the real estate and financial services group at Blank Rome, LLP where he maintained a national practice counseling clients in all facets of real estate investment and development. Mr. Fogarty earned a BS degree in Biobehavioral Health, Minor Neuroscience from Pennsylvania State University and a JD, magna cum laude, from the Villanova University School of Law.
Messrs. Sauerteig, Brodnik and Fogarty have no family relationships that would require disclosure under Item 401(d) of Regulation S-K, and there were no arrangements or understandings between them and any other person pursuant to which they were selected as officers. On May 8, 2025, Messrs. Sauerteig and Brodnik entered into indemnification agreements with us. On July 10, 2023, Mr. Fogarty entered into an indemnification agreement with us, which remains in effect. Their indemnification agreements are in substantially the same form as those we have entered into with each of our directors and executive officers. Additionally, on June 9, 2023, Messrs. Sauerteig and Fogarty acquired 15 and 20 shares of our Class A preferred stock, respectively. See our Annual Report on Form 10-K filed with the SEC on March 28, 2025.

(b) Not applicable.

(c) During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a‑1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5‑1 trading arrangement” or any “non-Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 25, 2024)
3.3	Articles Supplementary of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 25, 2024)
3.4	Amended and Restated Bylaws of the Company (incorporated by referenced to Exhibit 3.2 to the Company’s Form 10-Q, filed August 31, 2023)
4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the Company’s prospectus, filed April 21, 2025)
10.1
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

EQT EXETER REAL ESTATE INCOME TRUST, INC.
May 14, 2025	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (Principal Executive Officer)

May 14, 2025	/s/ J. Peter Lloyd
Date	J. Peter Lloyd Chief Financial Officer and Director (Principal Financial Officer)