Form 10-Q
period 2025-06-30
EQT Exeter Real Estate Income Trust, Inc.
filed 2025-08-13
CIK 1946997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 13, 2025, the registrant had the following shares of common stock outstanding: 457,431 shares of Class I common stock, 2,728,547 shares of Class A-I common stock, 1,669,237 shares of Class A-II common stock, and 133,285 shares of Class E common stock. There were no shares of Class T common stock, Class S common stock and Class D common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EQT Exeter Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands - except share data)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Investments in real estate, net	$432,736	$430,717
Cash and cash equivalents	47,075	19,555
Restricted cash	5,595	12,903
Real estate related intangibles, net	33,954	35,696
Other assets	6,884	5,065
Total Assets	$526,244	$503,936
Liabilities and Deficit
Mortgage notes, net	$193,955	$193,910
Lease liability - finance lease	96,550	95,564
Accounts payable and accrued expenses	2,040	1,797
Due to affiliates	12,974	10,641
Other liabilities	1,288	1,304
Total Liabilities	$306,807	$303,216

Redeemable non-controlling interest	$220,466	$214,744

Deficit
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable on or before December 31, 2024 at $50 redemption premium per share) issued and outstanding at June 30, 2025 and December 31, 2024, respectively	220	220
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized and 340,727 shares and 142,266 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	1
Common stock - Class A-I Shares, $0.01 par value per share, 50,000,000 shares authorized and 2,708,269 shares and 1,457,776 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	27	15
Common stock - Class A-II Shares, $0.01 par value per share, 50,000,000 shares authorized and 1,029,223 shares and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10	—
Common stock - Class E Shares, $0.01 par value per share, 100,000,000 shares authorized and 132,841 shares and 97,447 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively (including 72,716 unvested restricted shares at June 30, 2025)	1	1
Additional paid-in capital	14,237	—
Accumulated deficit	(15,527)	(14,261)
Total Deficit	(1,029)	(14,024)
Total Liabilities, Redeemable non-controlling interest and Deficit	$526,244	$503,936

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(Unaudited and in thousands - except share and per share data)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Rental revenue	$9,263	$1,003	$18,412	$1,129
Total Revenues	9,263	1,003	18,412	1,129

Expenses
Rental property operating expenses	1,171	56	2,229	60
General and administrative expenses	715	613	1,811	2,085
Organization expenses	—	—	—	1,187
Management fee	65	—	110	—
Performance participation allocation	215	—	215	—
Depreciation and amortization	3,548	472	7,094	509
Total Expenses	5,714	1,141	11,459	3,841

Other Income/ (Expense)
Interest income	448	16	854	18
Interest expense	(4,455)	—	(8,901)	—
Total other income/ (expense)	(4,007)	16	(8,047)	18
Net (Loss)	$(458)	$(122)	$(1,094)	$(2,694)
Dividends to preferred stockholders	$(5)	$(5)	$(11)	$(11)
Net loss attributable to redeemable non-controlling interest	156	123	675	2,638
Net (loss) attributable to common stockholders	$(307)	$(4)	$(430)	$(67)
Net (loss) per share of common stock - basic and diluted	$(0.08)	$(0.29)	$(0.12)	$(3.38)
Weighted-average shares of common stock outstanding - basic and diluted	3,846,320	20,122	3,445,533	20,122

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Deficit and Redeemable Non-Controlling Interest
(Unaudited and in thousands - except share data)

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total Deficit	Redeemable Non-controlling Interest
Balance at January 1, 2025	$220	1,697,489	$17	$—	$(14,261)	$(14,024)	$214,744
Net loss	—	—	—	—	(117)	(117)	(519)
Issuance of common stock	—	1,500,120	15	15,480	—	15,495	—
Offering expenses	—	—	—	(177)	—	(177)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(1,711)	—	(1,711)	1,711
Stock based compensation	—	—	—	96	—	96	—
Distribution reinvestment	—	22,060	—	230	—	230	—
Distributions declared on common stock	—	—	—	—	(350)	(350)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(2,219)
Balance at March 31, 2025	$220	3,219,669	$32	$13,918	$(14,728)	$(558)	$213,717
Net loss	—	—	—	—	(302)	(302)	(156)
Issuance of common stock	—	922,287	9	9,605	—	9,614	—
Offering expenses	—	—	—	(398)	—	(398)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(9,343)	—	(9,343)	9,343
Stock based compensation	—	—	—	96	—	96	—
Distribution reinvestment	—	34,544	—	359	—	359	—
Preferred stock dividend	—	—	—	—	(11)	(11)	—
Distributions declared on common stock	—	—	—	—	(486)	(486)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(2,438)
Issuance of restricted stock awards	—	34,560	—	—	—	—	—
Balance at June 30, 2025	$220	4,211,060	$41	$14,237	$(15,527)	$(1,029)	$220,466

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total (Deficit) Equity	Redeemable Non-controlling Interest
Balance at January 1, 2024	$220	58,500	$1	$328	$(143)	$406	$—
Net loss	—	—	—	—	(57)	(57)	(2,515)
Adjust redeemable non-controlling interest to redemption value	—	—	—	(424)	(2,119)	(2,543)	2,543
Stock based compensation	—	—	—	96	—	96	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	62,200
Offering expenses	—	—	—	—	—	—	(75)
Balance at March 31, 2024	$220	58,500	$1	$—	$(2,319)	$(2,098)	$62,153
Net loss	—	—	—	—	—	—	(123)
Adjust redeemable non-controlling interest to redemption value	—	—	—	(97)	(1,111)	(1,208)	1,208
Stock based compensation	—	—	—	96	—	96	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	2,300
Distribution reinvestment	—	144	—	1	—	1	—
Preferred stock dividend	—	—	—	—	(11)	(11)	—
Distributions declared on common stock	—	—	—	—	(7)	(7)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(707)
Balance at June 30, 2024	$220	58,644	$1	$—	$(3,448)	$(3,227)	$64,831

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the Six Months Ended,
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,094)	$(2,694)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,094	509
Straight-line rent amortization	(2,083)	(147)
Non-cash compensation expense	192	192
Non-cash finance lease interest expense	987	—
Amortization of deferred financing costs	45	—
Change in assets and liabilities
Other assets	141	(130)
Due to affiliates	1,964	3,085
Accounts payable and accrued expenses	(71)	337
Other liabilities	(16)	—
Net cash provided by operating activities	7,159	1,152

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	—	(60,944)
Capital improvements to real estate	(109)	—
Capital expenditures for construction in progress	(7,256)	—
Net cash used in investing activities	(7,365)	(60,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deposit	—	(2,297)
Contributions from redeemable non-controlling interest	—	64,500
Proceeds from issuance of common stock	25,109	—
Dividends paid on preferred stock	(11)	(11)
Distributions paid on common stock	(132)	(3)
Distributions paid on redeemable non-controlling interest	(4,548)	(465)
Net cash provided by financing activities	20,418	61,724
Net increase in cash, cash equivalents and restricted cash	20,212	1,932
Cash, cash equivalents and restricted cash at beginning of period	32,458	405
Cash, cash equivalents and restricted cash at end of period	$52,670	$2,337

Supplemental disclosure of cash flow information:
Interest paid - finance lease	$2,434	$—
Interest paid - mortgage notes	$5,051	$—

Non-cash financing and investing activities:
Accrued offering expenses due to affiliates	$500	$5,319
Other accrued costs due to affiliates	$920	$150
Accrued acquisition costs	$—	$13
Working capital assumed	$—	$108
Distribution reinvestments	$589	$1
Distributions accrued and not paid — redeemable non-controlling interest	$849	$243
Distributions accrued and not paid — common stock	$179	$2

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
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
As of June 30, 2025, the Company owned four industrial properties.

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
The accompanying unaudited consolidated financial statements, in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. The accompanying unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any future period.
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

Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may at times have bank balances in excess of federally insured amounts. The Company held $47.1 million in cash and cash equivalents as of June 30, 2025 and $19.6 million in cash and cash equivalents as of December 31, 2024.

Restricted Cash
Restricted cash primarily consists of amounts in escrow related to tenant improvement reimbursements at certain of the Company’s properties. The Company held $5.6 million in restricted cash as of June 30, 2025 and $12.9 million in restricted cash as of December 31, 2024.

Deferred Financing Costs
Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. The Company recognized net deferred financing costs of $0.9 million as of June 30, 2025 and $0.9 million as of December 31, 2024.
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

Valuation of assets measured at fair value on a nonrecurring basis

Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore these assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. See below "Impairment of Real Estate Portfolio." There were no impairments recognized for the three or six months ended June 30, 2025 and 2024.

Valuation of assets and liabilities not measured at fair value
The fair values of financial instruments (other than mortgage notes), including cash and cash equivalents, restricted cash, accounts receivable and other financial instruments, included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at June 30, 2025 and December 31, 2024.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$194,850	$193,661	$194,850	$193,528
Total	$194,850	$193,661	$194,850	$193,528
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
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The fair value of acquired in-place leases is the cost the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such costs include (i) leasing commissions, legal fees and other direct leasing expenses, which are capitalized as tenant origination costs, and (ii) net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period, which are capitalized as in-place lease intangibles. Lease intangibles as of the date of acquisition are amortized over the remaining lease term. The amortization of lease intangibles is recorded in depreciation and amortization expense on the Company’s Consolidated Statements of Operations.
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
The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building and building improvements	10	—	40 years
Furniture, fixtures and equipment	5	—	10 years
Leasehold improvements	Shorter of the lease term or the useful life of the improvement
Lease intangibles	Lease term
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
As of June 30, 2025 and December 31, 2024, the Adviser and its affiliates had incurred $7.6 million and $7.1 million, respectively, in organization and offering expenses on behalf of the Company related to the Offering and private placements. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

As of December 31, 2024, the Company had charged all previously deferred offering expenses to equity as shares were sold in the offerings. As such, there were no deferred offering expenses on the Company’s Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.
General and Administrative Expenses

The Adviser will advance, on behalf of the Company, certain of the Company’s general and administrative expenses through the earlier of (i) the first date that the aggregate net asset value ("NAV") of the Company’s outstanding shares of common stock, along with Operating Partnership units held by parties other than the Company, reaches $1.0 billion and (ii) March 19, 2026, which is the second anniversary of the date the Company broke escrow for the Offering, at which point the Company will reimburse the Adviser for all such advanced general and administrative expenses ratably over the 60 months following such date. In addition to the general and administrative expenses advanced by the Adviser, the Company also incurs certain general and administrative expenses directly, which are recorded in the period in which they are incurred.

For the three and six months ended June 30, 2025, the Company directly incurred $0.1 million and $0.2 million of such expenses, respectively. For the three and six months ended June 30, 2024, the Company directly incurred $96,000 and $0.2 million of such expenses, respectively. Those amounts were recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.
As of June 30, 2025 and December 31, 2024, the Adviser and its affiliates had incurred $5.0 million and $3.4 million, respectively, in general and administrative expenses on behalf of the Company. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.
Share Based Payments
The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.
Net Loss per Share of Common Stock
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and six months ended June 30, 2025 and 2024, unvested Class E common shares awarded to the Company’s independent directors were excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.

Immaterial Correction of an Error - During the preparation of the consolidated financial statements for the year ended December 31, 2024, management identified an error in the previously issued interim financial statements of the Company for the quarters ended March 31, June 30, and September 30, 2024 related to the reconciliation of net loss to net loss attributable to common stockholders and the resulting net loss per share of common stock – basic and diluted, as well as the resulting impact of the error on additional paid-in capital and accumulated deficit. The Company has determined that the error was immaterial to all impacted periods and has corrected the impacted periods as an immaterial correction of an error. As a result, the Company revised the interim financial information for the applicable periods in this interim filing and will revise the interim financial information for the applicable periods in future interim filings and present the revisions in Note 10, “Equity and Redeemable Non-controlling Interest - Redeemable non-controlling interest”.
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

Enhanced Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ("ASU 2023-09"). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company did not early adopt ASU 2023-09 and does not expect the adoption of ASU 2023-09 to have a material impact on its Consolidated Financial Statements.

New Accounting Standards Adopted

Segment Reporting. In November 2023, the FASB issued an ASU to improve reportable segment disclosure requirements. The ASU requires, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM’s title and position. The ASU was effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The amendment must be applied on a retrospective basis and early adoption is permitted. The Company adopted this standard for the year ended December 31, 2024. The additional required disclosures are included in Note 12.

3. Investments in Real Estate
The gross carrying amount and accumulated depreciation and amortization of the Company’s investments in real estate consisted of the following as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Building and building improvements	$254,544	$254,544
Land and land improvements	74,768	74,768
Construction in progress	8,935	1,679
Right-of-use asset - finance lease	103,158	103,158
Leasehold improvements	109	—
Total	441,514	434,149
Accumulated depreciation and amortization	(8,778)	(3,432)
Investment in real estate, net	$432,736	$430,717

Acquisitions and dispositions

During the six months ended June 30, 2025, the Company did not acquire or dispose of any real estate investments. During the six months ended June 30, 2024, the Company acquired one real estate investment and did not dispose of any real estate investments.

4. Intangibles
The gross carrying amount and accumulated amortization of the Company’s real estate related intangible assets consisted of the following as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$15,880	$15,880
Tenant origination costs	21,267	21,267
	37,147	37,147
Accumulated amortization:
In-place lease intangibles	(1,301)	(565)
Tenant origination costs	(1,892)	(886)
Real estate related intangibles, net	$33,954	$35,696

The intangible assets associated with the properties are amortized over the remaining lease terms. As a result, the Company’s real estate related intangibles have a weighted average amortization period of approximately 9.8 years remaining.

The estimated future amortization of the Company’s real estate related intangibles for each of the next five years and thereafter as of June 30, 2025, is as follows ($ in thousands):

	In-Place Lease Intangibles	Tenant Origination Costs	Total
2025 (remaining)	$736	$1,006	$1,742
2026	1,472	2,012	3,484
2027	1,472	2,012	3,484
2028	1,472	2,012	3,484
2029	1,472	2,012	3,484
2030	1,472	2,012	3,484
Thereafter	6,483	8,309	14,792
Total	$14,579	$19,375	$33,954

5. Other Assets and Other Liabilities
The following table details the components of the Company’s other assets as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Receivables	$5,935	$3,995
Prepaid expenses	916	1,030
Other	33	40
Other assets	$6,884	$5,065

The following table details the components of the Company’s other liabilities as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Prepaid rent from tenant	$288	$304
Tenant security deposit	1,000	1,000
Other liabilities	$1,288	$1,304

6. Mortgage Notes

The following table details the Company’s mortgage notes as of June 30, 2025 and December 31, 2024 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Fixed rate mortgage notes
Middletown Mortgage Loan	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(895)	(940)
Mortgage notes, net			$193,955	$193,910

The following table details the future principal payments due under the Company’s mortgage notes as of June 30, 2025 ($ in thousands):

Year	Amount
2025 (remaining)	$—
2026	—
2027	—
2028	—
2029	—
2030	—
Thereafter	194,850
Total future principal payments	$194,850

For the three and six months ended June 30, 2025, the Company recognized interest expense of $2.7 million and $5.5 million related to its outstanding mortgage notes, respectively, which includes amortization of deferred financing costs of $23,000 and $45,000, respectively. The Company recorded $0.4 million of interest expense payable related to the outstanding mortgage notes as a component of accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets as of June 30, 2025. The Company did not have any mortgage notes as of June 30, 2024. As a result, no interest expense was incurred for the three and six months ended June 30, 2024.

The Company is subject to various financial covenants under certain of its mortgage notes. These covenants require the Company to maintain certain financial ratios, including ratios relating to tangible net worth and liquidity, among others. As of June 30, 2025, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

7. Related Party Transactions
The following table presents the details of due to affiliates ($ in thousands):

	June 30, 2025	December 31, 2024
Due to the Adviser
Advanced organization and offering expenses	$7,618	$7,118
Advanced general and administrative expenses	5,040	3,418
Management fee	24	8
	12,682	10,544

Due to the Special Limited Partner
Performance participation allocation	215	71

Due to EQT Real Estate Advisors, LLC
Property management fee	77	26
Total due to affiliates	$12,974	$10,641

The Company and the Operating Partnership have entered into an advisory agreement with the Adviser. Pursuant to the advisory agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
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
For the three and six months ended June 30, 2025, the Company incurred $65,000 and $0.1 million of management fees, respectively, and as of June 30, 2025, $24,000 of management fees were payable to the Adviser. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the three and six months ended June 30, 2024.

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

For the six months ended June 30, 2025, the Company accrued $0.2 million for the performance participation allocation. For the year ended December 31, 2024, the Company accrued $71,000 for the performance participation allocation and such amount became distributable to the Special Limited Partner as of December 31, 2024. In February 2025, the Company distributed $71,000 to the Special Limited Partner for the 2024 performance participation allocation.

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
There were no upfront selling commissions or upfront dealer manager fees incurred for the three and six months ended June 30, 2025 and 2024.
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

For the three and six months ended June 30, 2025, the Company incurred $77,000 and $0.2 million of property management fees, respectively. For the three and six months ended June 30, 2024, the Company incurred $9,000 and $10,000 of property management fees, respectively. Those amounts were recorded as a component of rental property operating expenses on the Company's Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $77,000 and $26,000 of property management fees were payable to the Property Manager, respectively. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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
In addition to the organization, offering and general and administrative expense reimbursements described herein (see Note 2, "Summary of Significant Accounting Policies"), the Company will reimburse the Adviser for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, and (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliate. During the three and six months ended June 30, 2025 and 2024, the Company did not incur any of the reimbursements as described above.
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

During the three and six months ended June 30, 2025, the Company did not acquire any properties or pay the Adviser for any acquisition-related costs. During the three months ended June 30, 2024, the Company did not acquire any properties or pay the Adviser for any acquisition-related costs. During the six months ended June 30, 2024, the Company acquired one property, the Georgetown Property, and paid the Adviser for the acquisition-related costs. In connection with this transaction, on March 20, 2024, the Adviser assigned the purchase and sale agreement to the Company’s subsidiary for $1.5 million, representing the deposit amount under the purchase and sale agreement. The Adviser also advanced $0.1 million in closing costs for the Georgetown Property. The Company repaid the Adviser for the deposit and all of the closing costs on the acquisition date.
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

The following table summarizes the fixed and variable components of the Company’s operating leases for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease payments	$8,116	$952	$16,232	$1,075
Variable lease payments	1,147	51	2,180	54
Total rental revenue	$9,263	$1,003	$18,412	$1,129

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial properties as of June 30, 2025 ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	$14,358
2026	29,357
2027	30,234
2028	31,138
2029	32,071
2030	33,030
Thereafter	158,530
$328,718

As of June 30, 2025, the Company had concentration of credit risks related to the following tenant leases:

			Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Annualized Base Rent(1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft. (2)
Amazon.com Services LLC	Middletown Property	E-commerce	$11,130	34%	$9.13
Amazon.com Services LLC	Washington Property	E-commerce	$11,787	36%	$58.22
Shoals Technologies Group, LLC	Nashville Property	Renewable energy	$5,742	18%	$9.00
GAF Energy LLC	Georgetown Property	Renewable energy	$3,809	12%	$8.47

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term (“Annualized Base Rent”). The Annualized Base Rent presented in the table is as of June 30, 2025.
(2) Average annualized base rent per square foot is calculated as the Annualized Base Rent divided by the leased rentable square feet.

•Tenant Concentration

As of June 30, 2025, the leases with Amazon.com Services LLC represent approximately 70% of the Company’s Annualized Base Rent and the lease with Shoals Technologies Group, LLC represents approximately 18% of the Company’s Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with the Company are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). The obligations of Shoals Technologies Group, LLC under its lease with the Company are guaranteed by its parent, Shoals Technologies Group, Inc. (“Shoals”). Both Amazon and Shoals are public companies that are subject to the filing requirements of the Securities and Exchange Act of 1934, as amended. Amazon and Shoals are required to file their audited financial statements in their Annual Reports on Form 10-K and their unaudited interim financial statements in their Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s and Shoals’ filings with the SEC is solely for the information of investors. Amazon’s and Shoals’ filings with the SEC should not be considered a part of or as incorporated by reference in this Quarterly Report on Form 10-Q.

•Industry Concentration

As of June 30, 2025, approximately 70% of the Company’s Annualized Base Rent is from tenants within the e-commerce industry and the remainder of the Company’s Annualized Base Rent is from tenants within the renewable energy industry.

Lessee

As of June 30, 2025, one of the Company’s investments in real estate is subject to a ground lease. The Company serves as lessee in the ground lease. The Company assumed this ground lease as part of the Washington Property acquisition. There were no initial direct costs associated with this ground lease. The initial term of the ground lease expires on December 31, 2074, and it has two ten-year extension options. The ground lease is an absolute net lease whereby the Company is required to pay all taxes, utilities and maintenance. Payments under the Company’s Washington Property ground lease consist exclusively of fixed payment components, which incorporate periodic increases based on fixed percentage escalations. The Company utilized its incremental borrowing rate at the time of entering the ground lease, which was 7.41%, as the discount rate to determine its lease liability. The Company classified the ground lease as a finance lease. As of June 30, 2025, the remaining lease term of the Company’s finance lease was 49.5 years.

The following table details the undiscounted future lease payments under the Company’s finance lease as of June 30, 2025 ($ in thousands):

Year	Future Lease Payments
2025 (remaining)	$2,440
2026	4,880
2027	4,880
2028	4,880
2029	5,611
2030	5,611
Thereafter	479,482
Total lease payments	507,784
Less imputed interest	(411,234)
Total lease liability - finance lease	$96,550

The following table details the current and non-current portion of the lease liability under the Company’s finance lease as of June 30, 2025 and December 31, 2024 ($ in thousands):

	As of June 30, 2025	As of December 31, 2024
Current lease liability - finance lease(1)	$4,866	$4,866
Noncurrent lease liability - finance lease	91,684	90,698
Total lease liability - finance lease	$96,550	$95,564
(1) The net present value of lease payments due within the next 12 months was calculated by discounting the cash flows using the Company’s incremental borrowing rate at the time of assuming the ground lease, which was 7.41%.

The following table details the Company’s right-of-use asset obtained under the finance lease as of June 30, 2025 and December 31, 2024 ($ in thousands):

	As of June 30, 2025	As of December 31, 2024
Right-of-use asset from recognition of finance lease	$95,150	$95,150
Favorable lease asset	8,008	8,008
Right-of-use asset - finance lease	103,158	103,158
Accumulated amortization of right-of-use asset	(1,458)	(431)
Right-of-use asset, net	$101,700	$102,727

The following table details the fixed and variable components of the Company’s finance lease for the three and six months ended June 30, 2025 ($ in thousands).

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest on lease liability	$1,715	$3,421
Amortization of right-of-use asset	514	1,027
Total finance lease costs	$2,229	$4,448

There was no finance lease as of June 30, 2024. Thus, there was no finance lease cost for the three and six months ended June 30, 2024.

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
As of June 30, 2025 and December 31, 2024, the Company was authorized to issue up to 2.2 billion shares of common stock, par value $0.01 per share, and up to 100 million shares of preferred stock, par value $0.01 per share. Of the 100 million shares of preferred stock authorized as of June 30, 2025 and December 31, 2024, 220 shares were issued and classified as Class A shares.
As of June 30, 2025 and December 31, 2024, the Company had authorized the following classes of common stock (in thousands):

		Shares Authorized
Classification	Par Value Per Share	June 30, 2025	December 31, 2024
Class A-I Shares	$0.01	50,000	50,000
Class A-II Shares	$0.01	50,000	50,000
Class T Shares	$0.01	500,000	500,000
Class S Shares	$0.01	500,000	500,000
Class D Shares	$0.01	500,000	500,000
Class I Shares	$0.01	500,000	500,000
Class E Shares	$0.01	100,000	100,000
Total		2,200,000	2,200,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock for the six months ended June 30, 2025(1):

	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock	Total
Beginning Balance, December 31, 2024	142,266	1,457,776	—	97,447	1,697,489
Common stock issued - primary offerings	195,024	1,202,519	1,024,864	—	2,422,407
Common stock issued - distribution reinvestment	3,437	47,974	4,359	834	56,604
Independent directors’ restricted stock grant(2)	—	—	—	34,560	34,560
Ending Balance, June 30, 2025	340,727	2,708,269	1,029,223	132,841	4,211,060

(1) As of June 30, 2025, there were no Class T, S or D shares issued and outstanding. As of December 31, 2024, there were no Class T, S, D, or A-II shares issued and outstanding.

(2) The independent directors’ restricted stock grant amounted to an aggregate award of $384,998 for the six months ended June 30, 2025. The Company compensates each of its independent directors with an annual retainer of $175,000, consisting of approximately $78,750 in cash and $96,250 in the form of an annual grant of restricted stock. The cost of each grant is amortized over the one-year service period for each grant. See “— Share Based Compensation” below for details.
Offerings

On August 1, 2023, the Company registered the Offering with the SEC for up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan. The Company intends to sell any combination of four classes of shares of its common stock in the Offering, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required the Company to hold investors’ funds from the Offering in an interest-bearing escrow account until the Company received purchase orders for at least $25.0 million of its common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and the Company’s directors and officers, which purchases were not limited in amount) and the Company’s board of directors authorized the release of funds in the escrow account to the Company. On March 19, 2024, EQT Real Estate Holdings US, Inc. (“EQT Real Estate Holdings,” formerly known as EQT Exeter Holdings US, Inc.), an affiliate of the Sponsor, purchased 6.2 million Class E units of the Operating Partnership for $62.2 million, or $10.00 per unit. As such, as of March 19, 2024, the Company satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and the Company’s board of directors authorized the Company to break escrow in the Offering. As of August 14, 2024, the Company also satisfied the minimum offering requirement for Pennsylvania. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s NAV per share for such class, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

The Company commenced a private offering of its Class A-I shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act during the year ended December 31, 2024. The primary offering of Class A-I shares terminated on January 2, 2025 and the distribution reinvestment plan offering is ongoing. The Company commenced a separate private offering of its Class A-II shares to accredited investors in January 2025 and the offering is ongoing. The purchase price per share for each class of common stock in the private offerings will vary and will generally equal the Company’s prior month’s NAV per share for such class, as determined monthly. Both private offerings are being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions.

EQT Real Estate Holdings has committed to purchase $200.0 million in Class E shares of the Company’s common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. As of June 30, 2025, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount.

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

The following table summarizes the aggregate distributions declared on the Company’s common stock during the periods presented. For the three and six months ended June 30, 2025, aggregate distributions were declared on the Company’s Class A-I, Class A-II, Class E, and Class I common stock, which were the only classes of common stock outstanding during that period. For the three and six months ended June 30, 2024, aggregate distributions were declared on the Company’s Class E common stock, which was the only class of common stock outstanding during that period:

	Three Months Ended June 30,
	2025				2024
	Class A-I	Class A-II	Class E	Class I	Class E
Aggregate distributions declared per share of common stock	$0.12421	$0.12421	$0.12421	$0.12421	$0.11235

	Six Months Ended June 30,
	2025				2024
	Class A-I	Class A-II	Class E	Class I	Class E
Aggregate distributions declared per share of common stock	$0.23728	$0.19959	$0.23728	$0.23728	$0.11235

Preferred Stock

On June 9, 2023, the Company issued 220 shares of Class A preferred stock to eight officers and employees of the Adviser and its affiliates at a price of $1,000 per share. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in the Company’s discretion by payment of $1,000 per share. A $50 per share redemption premium would have been applied in the event of redemption on or before December 31, 2024. No shares of Class A preferred stock had been redeemed as of June 30, 2025 and December 31, 2024. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security.

During the three and six months ended June 30, 2025 and 2024, cumulative dividends declared by the Company’s board of directors on the Class A preferred shares were $11,000, respectively.

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

On June 26, 2025, the Company issued an aggregate of 34,560 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan.

During the three and six months ended June 30, 2025, the Company recorded $96,000 and $0.2 million of restricted stock amortization in general and administrative expenses in the Consolidated Statements of Operations, respectively. During the three and six months ended June 30, 2024, the Company recorded $96,000 and $0.2 million of restricted stock amortization in general and administrative expenses in the Consolidated Statements of Operations, respectively.

The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the six months ended June 30, 2025 and 2024 (in thousands except share and per share data):

	For the Six Months Ended June 30, 2025		As of June 30, 2025
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2024	38,156	$10.09	2 months	$64
Granted	34,560	$11.14	12 months	$385
Forfeited	—
Vested	—
Unvested restricted shares as of June 30, 2025	72,716

	For the Six Months Ended June 30, 2024		As of June 30, 2024
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2023	38,500	$10.00	2 months	$64
Granted	—
Forfeited	—
Vested	—
Unvested restricted shares as of June 30, 2024	38,500

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
There were no share repurchases as of June 30, 2025.
Redeemable non-controlling interest
As of June 30, 2025, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of approximately $197.1 million. Class E units include an embedded redemption feature that is considered to be outside the sole control of the Company. As a result, the Company has classified the Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.
The following table details the redeemable non-controlling interest activity related to these units during the six months ended June 30, 2025 ($ in thousands):

Balance, December 31, 2024	$214,744
Net loss allocation	(675)
Distributions to non-controlling interest	(4,657)
Adjustment to redemption value	11,054
Balance, June 30, 2025	$220,466

The following tables detail the adjustments as disclosed in Note 2 "Summary of Significant Accounting Policies - Net Loss per Share of Common Stock".
Changes in the reconciliation from net loss to net loss attributable to common stockholders and the resulting net loss per share of common stock – basic and diluted for the three and six months ended June 30, 2024 are as follows (in thousands except share and per share data):

	As Filed
	For the Three Months Ended	For the Six Months Ended
	June 30, 2024
Net (loss)	$(122)	$(2,694)
Dividends to preferred stockholders	(5)	(11)
Adjust redeemable non-controlling interest to redemption value	(1,210)	(3,751)
Net loss attributable to redeemable non-controlling interest	123	2,637
Net (loss) attributable to common stockholders	$(1,214)	$(3,819)
Net (loss) per share of common stock - basic and diluted	$(60.31)	$(189.79)
Weighted-average shares of common stock outstanding - basic and diluted	20,122	20,122

	As Corrected
	For the Three Months Ended	For the Six Months Ended
	June 30, 2024
Net (loss)	$(122)	$(2,694)
Dividends to preferred stockholders	(5)	(11)
Net loss attributable to redeemable non-controlling interest	123	2,638
Net (loss) attributable to common stockholders	$(4)	$(67)
Net (loss) per share of common stock - basic and diluted	$(0.29)	$(3.38)
Weighted-average shares of common stock outstanding - basic and diluted	20,122	20,122
Changes in additional paid-in capital and accumulated deficit for the six months ended June 30, 2024 are as follows ($ in thousands):

	As Filed		As Corrected
Ending balance as of	Additional Paid- In Capital	Accumulated Deficit	Additional Paid- In Capital	Accumulated Deficit
June 30, 2024	$521	$(3,969)	$—	$(3,448)
11. Commitments and Contingencies
As of June 30, 2025 and December 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
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
The Company determined there are no significant segment expenses that require separate disclosure as of June 30, 2025, as the major categories of expenses regularly reviewed by the CODM to manage operations are reported on the Consolidated Statements of Operations.

13. Subsequent Events

As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

Distributions

On July 31, 2025, the Company declared a distribution of $0.04326 per share for its Class E, Class I, Class A-I and Class A-II common stock and a distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on July 31, 2025. These distributions were paid on August 11, 2025 and were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in the Company’s primary offerings subsequent to June 30, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
July 1, 2025	Class I	96,723	$1,033	$10.68
July 1, 2025	Class A-II (1)	468,465	$4,928	$10.52
August 1, 2025	Class I	21,974	$236	$10.74
August 1, 2025	Class A-II (1)	163,529	$1,729	$10.57

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to June 30, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
July 10, 2025	Class I	807	$9	$10.68
July 10, 2025	Class E (2)	222	$2	$11.14
July 10, 2025	Class A-I (1)	10,148	$107	$10.50
July 10, 2025	Class A-II (1)	3,063	$32	$10.52
August 11, 2025	Class I	967	$10	$10.74
August 11, 2025	Class E (2)	221	$2	$11.23
August 11, 2025	Class A-I (1)	10,132	$107	$10.56
August 11, 2025	Class A-II (1)	4,957	$52	$10.57

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

Second Renewal of Advisory Agreement

On July 31, 2025, the Company, the Operating Partnership and the Adviser entered into a Second Renewal Agreement of the Amended and Restated Advisory Agreement (the “Renewal Agreement”) to renew the advisory agreement. Per the terms of the advisory agreement, the advisory agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company, the Operating Partnership and the Adviser. The Renewal Agreement extends the term of the advisory agreement through July 31, 2026. Other than the one-year extension of the term, there were no changes to the terms of the advisory agreement.

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
As of August 13, 2025, we had received cumulative net proceeds from our public and private offerings of $50.3 million from the sale of approximately 4.9 million shares of our common stock, including the shares issued pursuant to our distribution reinvestment plan. We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and our private offerings. Additionally, as of August 13, 2025, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount. See the discussion of the Sponsor Committed Amount under “—Liquidity and Capital Resources” below.
The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we acquire such assets. As of August 13, 2025, we owned four industrial properties.
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

Q2 2025 Highlights

Operating Results:

•Beginning in April 2024, we have declared monthly distributions. Monthly net distributions declared totaled $2.9 million for the three months ended June 30, 2025, including $2.4 million of distributions related to Class E units of the Operating Partnership owned by EQT Real Estate Holdings. The details of the annualized distribution rates and total returns as of June 30, 2025 are shown in the following table.

	Class I Shares	Class E Shares	Class A-I Shares	Class A-II Shares
Annualized Distribution Rate(1)	4.86%	4.66%	4.94%	4.93%
Year-to-Date Total Return, without upfront selling commissions(2)	3.52%	4.89%	3.28%	2.72%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	N/A	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	10.49%	13.74%	8.72%	2.72%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	N/A	N/A	N/A	N/A
(1) The annualized distribution rate is calculated as the June 30, 2025 monthly distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses.
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
Portfolio

Investments in Real Estate

As of June 30, 2025, we owned four industrial properties encompassing in the aggregate approximately 2.5 million rentable square feet. We acquired each of these properties from third parties unaffiliated with us or our Adviser. The following table is a summary of our real estate portfolio as of June 30, 2025:

Property	Location	Rentable Square Feet	Date Acquired	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Average Annualized Base Rent per Sq. Ft. (3)	Average Remaining Lease Term in Years	Occupancy
Georgetown Property	Georgetown, TX	449,642	3/20/2024	$60,933	$3,809	$8.47	8.43	100%
Middletown Property	Middletown, PA	1,219,021	8/14/2024	$170,500	$11,130	$9.13	9.35	100%
Nashville Property	Portland, TN	638,330	8/15/2024	$75,000	$5,742	$9.00	10.35	100%
Washington Property(4)	Tukwila, WA	202,464	10/16/2024	$81,500	$11,787	$58.22	10.84	100%

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

As our real estate investments are comprised 100% of industrial properties as of June 30, 2025, a diversification chart by property type is not presented, as it would not provide any additional meaningful insight into the composition of the portfolio.

The following chart further describes the geographic diversification of our real estate investments as of June 30, 2025 (percentage is based on the June 30, 2025 fair value for the real estate investments).

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

Significant Tenants

As of June 30, 2025, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our annualized base rent. The following table is a summary of our significant tenants as of June 30, 2025:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio Rentable Sq. Ft. Leased	Annualized Base Rent (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft. (1)	Lease Expiration (2)
Amazon.com Services LLC (3)	Middletown Property	E-commerce	1,219,021	49%	$11,130	34%	$9.13	10/31/2034
Amazon.com Services LLC (3)	Washington Property	E-commerce	202,464	8%	$11,787	36%	$58.22	4/30/2036
Shoals Technologies Group, LLC (3)	Nashville Property	Renewable energy	638,330	25%	$5,742	18%	$9.00	10/31/2035
GAF Energy LLC	Georgetown Property	Renewable energy	449,642	18%	$3,809	12%	$8.47	11/30/2033

(1) Average annualized base rent per square foot is calculated as the Annualized Base Rent divided by the leased rentable square feet.
(2) Represents the expiration date and does not take into account any tenant renewal or termination options.
(3) As of June 30, 2025, the leases with Amazon.com Services LLC represent approximately 70% of our portfolio Annualized Base Rent and the lease with Shoals Technologies Group, LLC represents approximately 18% of our portfolio Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with us are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). The obligations of Shoals Technologies Group, LLC under its lease with us are guaranteed by its parent, Shoals Technologies Group, Inc. (“Shoals”). Both Amazon and Shoals are public companies that are subject to the filing requirements of the Securities and Exchange Act of 1934, as amended. Amazon and Shoals are required to file their audited financial statements in their Annual Reports on Form 10-K and their unaudited interim financial statements in their Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s and Shoals’ filings with the SEC is solely for the information of investors. Amazon’s and Shoals’ filings with the SEC should not be considered a part of or as incorporated by reference in this Quarterly Report on Form 10-Q.

Portfolio Lease Expirations

The following table sets forth a schedule of expiring leases for our real estate portfolio by number of leases, Annualized Base Rent and rentable square feet as of June 30, 2025:

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	—	—	—	—	—
2029	—	—	—	—	—
2030	—	—	—	—	—
2031	—	—	—	—	—
2032	—	—	—	—	—
2033	1	$3,809	12%	449,642	18%
2034	1	$11,130	34%	1,219,021	49%
Thereafter	2	$17,529	54%	840,794	33%
Total	4	$32,468	100%	2,509,457	100%

(1) Represents the expiration date and does not take into account any tenant renewal or termination options.
Results of Operations
From September 2, 2022 (the date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock and we had not commenced principal operations. On March 20, 2024, we commenced principal operations with the acquisition of the Georgetown Property, which was our sole real estate investment during the three and six months ended June 30, 2024. Comparatively, we owned four real estate investments during the three and six months ended June 30, 2025. As such, our operating results for the three and six months ended June 30, 2024 reflected limited activity and were not indicative of our expected future operations. Consequently, comparisons of our results of operations for the three and six months ended June 30, 2025 and 2024 may not provide meaningful insights for investors evaluating our business performance or financial condition going forward.

Comparison of the three months ended June 30, 2025 versus the three months ended June 30, 2024

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2025 and 2024 ($ in thousands):

	For the Three Months Ended		Change
	June 30, 2025	June 30, 2024	$
Revenues
Rental revenue	$9,263	$1,003	$8,260
Total Revenues	9,263	1,003	8,260

Expenses
Rental property operating expenses	1,171	56	1,115
General and administrative expenses	715	613	102
Management fee	65	—	65
Performance participation allocation	215	—	215
Depreciation and amortization	3,548	472	3,076
Total Expenses	5,714	1,141	4,573

Other Income/ (Expense)
Interest income	448	16	432
Interest expense	(4,455)	—	(4,455)
Total other income/ (expense)	(4,007)	16	(4,023)
Net (Loss)	$(458)	$(122)	$(336)
Dividends to preferred stockholders	$(5)	$(5)	$—
Net loss attributable to redeemable non-controlling interest	156	123	33
Net (loss) attributable to common stockholders	$(307)	$(4)	$(303)

Rental revenue
Rental revenue primarily consists of base rent from tenant leases at our properties.
For the three months ended June 30, 2025 and 2024, we earned $9.3 million and $1.0 million of rental income from our real estate investments, respectively. The $8.3 million increase in rental revenue was primarily due to the acquisition of three additional income-generating properties subsequent to June 30, 2024.

Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Rental property operating expenses includes, among other expenses, insurance, utilities, real estate taxes and repair and maintenance expenses.

For the three months ended June 30, 2025 and 2024, rental property operating expenses were $1.2 million and $56,000, respectively. The $1.1 million increase in rental property operating expenses was primarily due to the acquisition of three additional properties subsequent to June 30, 2024.

General and administrative expenses
General and administrative expenses include but are not limited to corporate-level expenses such as audit fees, legal expenses, transfer agent expenses and fund administration expenses.

For the three months ended June 30, 2025 and 2024, general and administrative expenses were $0.7 million and $0.6 million, respectively. The $0.1 million increase was due to an increase in various corporate-level expenses during the three months ended June 30, 2025 as compared to the comparative period in 2024.
For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Management fees
Management fees are earned by our Adviser for providing services pursuant to the advisory agreement.

For the three months ended June 30, 2025, we incurred $65,000 of management fees. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the three months ended June 30, 2024.

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

For the three months ended June 30, 2025, we accrued $0.2 million for the performance participation allocation. There was no performance participation allocation recorded for the three months ended June 30, 2024 as no shares were outstanding in the share classes that are subject to the performance participation allocation during the three months ended June 30, 2024.

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

For the three months ended June 30, 2025 and 2024, we recorded $3.5 million and $0.5 million in depreciation and amortization expenses, respectively. The $3.0 million increase in depreciation and amortization expenses was primarily due to the acquisition of three additional properties subsequent to June 30, 2024. These acquisitions resulted in higher depreciation and amortization expenses in the three months ended June 30, 2025 due to the recognized tangible and intangible assets associated with the acquired properties as compared to the comparative period in 2024.

Interest income

Interest income primarily consists of interest earned from a short-term investment account.

For the three months ended June 30, 2025 and 2024, we recorded $0.4 million and $16,000 of interest income, respectively. The $0.4 million increase in interest income was primarily driven by the higher average short-term investment account balances during the three months ended June 30, 2025 as compared to the comparative period in 2024.

Interest expense
Interest expense primarily consists of interest on mortgage notes, including amortization of deferred financing costs, and interest on finance lease liabilities.

For the three months ended June 30, 2025, we recognized interest expense of $2.7 million related to our outstanding mortgage notes, which includes amortization of deferred financing costs of $23,000, and $1.7 million related to interest on our finance lease liabilities. We did not have any mortgage notes or finance lease obligations as of June 30, 2024. As a result, no interest expense was incurred for the three months ended June 30, 2024.

Net loss attributable to redeemable non-controlling interest

As of June 30, 2025, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of $197.1 million. Class E units include an embedded redemption feature that is considered to be outside our sole control. As a result, we have classified the Class E units as redeemable non-controlling interest in mezzanine equity on our Consolidated Balance Sheets. For the three months ended June 30, 2025, net loss attributable to redeemable non-controlling interest was $0.2 million.

As of June 30, 2024, the Operating Partnership had issued approximately 6.2 million Class E units to EQT Real Estate Holdings for aggregate consideration of $62.2 million. For the three months ended June 30, 2024, net loss attributable to redeemable non-controlling interest was $0.1 million.

Comparison of the six months ended June 30, 2025 versus the six months ended June 30, 2024

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2025 and 2024 ($ in thousands):

	For the Six Months Ended		Change
	June 30, 2025	June 30, 2024	$
Revenues
Rental revenue	$18,412	$1,129	$17,283
Total Revenues	18,412	1,129	17,283

Expenses
Rental property operating expenses	2,229	60	2,169
General and administrative expenses	1,811	2,085	(274)
Organization expenses	—	1,187	(1,187)
Management fee	110	—	110
Performance participation allocation	215	—	215
Depreciation and amortization	7,094	509	6,585
Total Expenses	11,459	3,841	7,618

Other Income/ (Expense)
Interest income	854	18	836
Interest expense	(8,901)	—	(8,901)
Total other income/ (expense)	(8,047)	18	(8,065)
Net (Loss)	$(1,094)	$(2,694)	$1,600
Dividends to preferred stockholders	$(11)	$(11)	$—
Net loss attributable to redeemable non-controlling interest	675	2,638	(1,963)
Net (loss) attributable to common stockholders	$(430)	$(67)	$(363)

Rental revenue
For the six months ended June 30, 2025 and 2024, we earned $18.4 million and $1.1 million of rental income from our real estate investments, respectively. The $17.3 million increase in rental revenue was primarily due to the acquisition of three additional income-generating properties subsequent to June 30, 2024.

Rental property operating expenses
For the six months ended June 30, 2025 and 2024, rental property operating expenses were $2.2 million and $60,000, respectively. The $2.1 million increase in rental property operating expenses was primarily due to the acquisition of three additional properties subsequent to June 30, 2024.

General and administrative and organization expenses
For the six months ended June 30, 2025 and 2024, general and administrative expenses were $1.8 million and $2.1 million, respectively. The $0.3 million decrease was due to a one-time expense recognition upon us breaking escrow in the Offering during the six months ended June 30, 2024, whereas the six months ended June 30, 2025 reflect only normal, recurring general and administrative expenses. As a result, the six months ended June 30, 2025 and 2024 are not directly comparable with respect to general and administrative expenses.

For the six months ended June 30, 2025, we did not record any organization expenses and we do not expect to incur additional material organization expenses in the future as our formation is complete and we have commenced principal operations. For the six months ended June 30, 2024, organization expenses were $1.2 million, which represented a one-time expense recognition upon us breaking escrow in the Offering. As a result, the six months ended June 30, 2025 and 2024 are not directly comparable with respect to organizational expenses.
For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Management fees

For the six months ended June 30, 2025, we incurred $0.1 million of management fees. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the six months ended June 30, 2024.

Performance participation allocation
For the six months ended June 30, 2025, we accrued $0.2 million for the performance participation allocation. There was no performance participation allocation recorded for the six months ended June 30, 2024 as no shares were outstanding in the share classes that are subject to the performance participation allocation during the six months ended June 30, 2024.

Depreciation and amortization

For the six months ended June 30, 2025 and 2024, we recorded $7.1 million and $0.5 million in depreciation and amortization expenses, respectively. The $6.6 million increase in depreciation and amortization expenses was primarily due to the acquisition of three additional properties subsequent to June 30, 2024. These acquisitions resulted in higher depreciation and amortization expenses in the six months ended June 30, 2025 due to the newly recognized tangible and intangible assets associated with the acquired properties as compared to the comparative period in 2024.

Interest income

For the six months ended June 30, 2025 and 2024, we recorded $0.9 million and $18,000 of interest income, respectively. The $0.8 million increase in interest income was primarily driven by the higher average short-term investment account balances during the six months ended June 30, 2025 as compared to the comparative period in 2024.

Interest expense
For the six months ended June 30, 2025, we recognized interest expense of $5.5 million related to our outstanding mortgage notes, which includes amortization of deferred financing costs of $45,000, and $3.4 million related to interest on our finance lease liabilities. We did not have any mortgage notes or finance lease obligations as of June 30, 2024. As a result, no interest expense was incurred for the six months ended June 30, 2024.

Net loss attributable to redeemable non-controlling interest

As of June 30, 2025, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of $197.1 million. Class E units include an embedded redemption feature that is considered to be outside our sole control. As a result, we have classified the Class E units as redeemable non-controlling interest in mezzanine equity on our Consolidated Balance Sheets. For the six months ended June 30, 2025, net loss attributable to redeemable non-controlling interest was $0.7 million.

As of June 30, 2024, the Operating Partnership had issued approximately 6.2 million Class E units to EQT Real Estate Holdings for aggregate consideration of $62.2 million. For the six months ended June 30, 2024, net loss attributable to redeemable non-controlling interest was $2.6 million.

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

June 30, 2025 NAV

Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of June 30, 2025 as well as Class E units of our Operating Partnership held by an affiliate of our Sponsor. The following table provides a breakdown of the major components of our total NAV as of June 30, 2025 ($ and shares/units in thousands):

Components of NAV	June 30, 2025
Investments in real estate at fair value	$407,200
Cash and cash equivalents	47,075
Restricted cash	5,595
Other assets	1,043
Mortgage notes at fair value, net of deferred financing costs	(192,765)
Other liabilities	(3,406)
Management fee payable	(24)
Accrued performance participation allocation	(215)
Preferred stock	(220)
Net asset value	$264,283
Number of outstanding shares/units	23,767

The following table sets forth our total NAV and NAV per share/unit by class as of June 30, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class I Shares	Class A-I Shares	Class A-II Shares	Class E Shares	Class E Units	Total
Net asset value	$3,658	$28,600	$10,884	$675	$220,466	$264,283
Number of outstanding shares/units	341	2,708	1,030	60	19,628	23,767
NAV per share/unit as of June 30, 2025	$10.74	$10.56	$10.57	$11.23	$11.23

The valuation of our investments in real estate as of June 30, 2025 was provided by our independent valuation advisor. The weighted averages for certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.46%	5.97%

A change in these assumptions would impact the calculation of the value of the investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on the value of the investments in real estate:

Input	Hypothetical Change	Industrial Property Values
Discount Rate	0.25% decrease	2.01%
(weighted average)	0.25% increase	(2.01)%
Exit Capitalization Rate	0.25% decrease	2.43%
(weighted average)	0.25% increase	(2.26)%

The following table reconciles deficit and redeemable non-controlling interest per our Consolidated Balance Sheets as of June 30, 2025 to our NAV ($ in thousands):

Reconciliation of Deficit and Redeemable Non-controlling Interest to NAV	June 30, 2025
Total deficit under GAAP	$(1,029)
Redeemable non-controlling interest	220,466
Total deficit and redeemable non-controlling interest under GAAP	219,437
Adjustments:
Preferred stock and accumulated dividends	(220)
Organization, offering and operating expenses	12,658
Straight-line rent receivable	(5,762)
Accumulated depreciation and amortization	10,359
Unrealized real estate and borrowings appreciation, net	32,960
Finance lease-related assets and liabilities	(5,149)
NAV	$264,283

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
As of June 30, 2025, we had accrued approximately $7.6 million of organization and offering expenses and $5.0 million of general and administrative related costs that are payable to the Adviser, and that are included in Due to affiliates on our Consolidated Balance Sheets as of June 30, 2025.
As of December 31, 2024, we had accrued approximately $7.1 million of organization and offering expenses and $3.4 million of general and administrative related costs that are payable to the Adviser, and that are included in Due to affiliates on our Consolidated Balance Sheets as of December 31, 2024.
EQT Real Estate Holdings has committed to purchase a total of $200 million in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor or their officers and employees. As of August 13, 2025, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of $197.1 million as part of the Sponsor Committed Amount.

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

As of June 30, 2025, we had received cumulative net proceeds from our public and private offerings of approximately $42.8 million from the sale of approximately 4.1 million shares of our common stock, excluding proceeds from shares issued under distribution reinvestment plan. We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and our private offerings. If we are unable to raise substantial funds in our offerings, we will be limited in the number and type of investments we make, and the value of an investment in us will be dependent on the performance of the specific assets we acquire. We will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

No new mortgage indebtedness was incurred during the six months ended June 30, 2025. During the year ended December 31, 2024, in connection with our real estate acquisitions, we incurred mortgage indebtedness in an aggregate principal amount of approximately $194.9 million. These mortgage notes are secured by our real estate investments and bear interest at fixed rates ranging from 5.35% to 5.75%. The notes have maturity dates ranging from March 1, 2032 to September 1, 2034. We intend to meet our obligations related to these mortgage notes through a combination of cash flows generated by our operations, proceeds from property dispositions, and refinancing activities as appropriate. We evaluate our debt obligations to optimize our capital structure and reduce the cost of capital. As of June 30, 2025, we are in compliance with all covenants related to our mortgage notes, including net worth and liquidity, among others. We believe that our existing cash balance, cash flows from operations and cash flows from financing activities are sufficient to meet our debt service obligations and other liquidity needs in the foreseeable future.

The following table details the mortgage notes as of June 30, 2025 and December 31, 2024 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Fixed rate mortgage notes
Middletown Mortgage Loan (1)	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan (2)	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(895)	(940)
Mortgage notes, net			$193,955	$193,910

(1) The Middletown Mortgage Loan is secured by the Middletown Property.
(2) The State Farm Portfolio Mortgage Loan is secured by the Georgetown Property, the Nashville Property and the Washington Property.

As of June 30, 2025, our leverage ratio was 35%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value or cost) plus the equity in our real estate related securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Our target leverage ratio after our ramp-up period is approximately 50% to 60%. We will consider our ramp-up period to end after we have raised substantial offering proceeds and acquired a broad portfolio of equity real estate investments. Prior to that time, we will balance the goal of achieving our target leverage ratio with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. We cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise substantial offering proceeds.

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

Beginning in April 2024, we have declared monthly distributions for each outstanding class of our common stock with a record date as of the close of business as of the last calendar day of each month. Such distributions are generally paid 10 days after month-end. The following table summarizes each record date for distributions and the distributions declared per share for each outstanding class of our common stock as of June 30, 2025.

As of June 30, 2025, we did not have any outstanding shares of Class T, Class S or Class D common stock.

Record Date	Class I shares	Class A-I shares	Class A-II shares	Class E shares
April 30, 2024	$—	$—	$—	$0.03724
May 31, 2024	—	—	—	0.03750
June 30, 2024	—	—	—	0.03761
July 31, 2024	—	—	—	0.03769
August 31, 2024	—	—	—	0.03784
September 30, 2024	0.03769	—	—	0.03769
October 31, 2024	0.03769	0.03769	—	0.03769
November 30, 2024	0.03769	0.03769	—	0.03769
December 31, 2024	0.03769	0.03769	—	0.03769
January 31, 2025	0.03769	0.03769	—	0.03769
February 28, 2025	0.03769	0.03769	0.03769	0.03769
March 31, 2025	0.03769	0.03769	0.03769	0.03769
April 30, 2025	0.03769	0.03769	0.03769	0.03769
May 31, 2025	0.04326	0.04326	0.04326	0.04326
June 30, 2025	0.04326	0.04326	0.04326	0.04326
Total	$0.38804	$0.35035	$0.19959	$0.57592

The following tables summarize distributions paid on our shares of common stock, shares of Class A preferred stock and Class E units of our Operating Partnership held by an affiliate of our Sponsor during the six months ended June 30, 2025 and the year ended December 31, 2024 ($ in thousands).

	Six Months Ended June 30, 2025
	Amount	Percentage
Distributions
Paid in cash	$4,680	88.6%
Reinvested in shares	589	11.2%
Dividends to preferred stockholders	11	0.2%
Total distributions	$5,280	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$5,280	100.0%
Total source of distributions	$5,280	100.0%

Net cash provided by operating activities	$7,159

	Year Ended December 31, 2024
	Amount	Percentage
Distributions
Paid in cash	$3,797	98.1%
Reinvested in shares	49	1.3%
Dividends to preferred stockholders	22	0.6%
Total distributions	$3,868	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$3,868	100.0%
Total source of distributions	$3,868	100.0%

Net cash provided by operating activities	$3,868

For the six months ended June 30, 2025, our net loss was $1.1 million. For the year ended December 31, 2024, our net loss was $3.0 million.

In addition to the distributions paid during the six months ended June 30, 2025 as shown in the table above, we declared a distribution of $0.04326 per share for each outstanding class of our common stock and $0.04326 per unit for Class E units of our Operating Partnership as of the close of business on June 30, 2025. These distributions were paid on July 10, 2025 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan. Such amounts are recorded in accounts payable and accrued expenses on the Consolidated Balance Sheets as of June 30, 2025.

Fees and Expenses Payable to Our Adviser and its Affiliates

The tables below provide information regarding fees and expenses payable to our Adviser and its affiliates in connection with our offerings and our operations. The tables include amounts incurred for the six months ended June 30, 2025 and the year ended December 31, 2024 and related amounts payable as of June 30, 2025 and December 31, 2024 ($ in thousands).

	Six Months Ended June 30, 2025	As of June 30, 2025
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$500	$7,618
Operational
Advanced general and administrative expenses (2)	1,622	5,040
Property management fee	152	77
Management fee	110	24
Performance participation allocation	215	215
Total	$2,599	$12,974

	Year Ended December 31, 2024	As of December 31, 2024
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$7,118	$7,118
Operational
Advanced general and administrative expenses (2)	3,418	3,418
Acquisition related (3)	8,048	—
Property management fee	109	26
Management fee	15	8
Performance participation allocation	71	71
	$18,779	$10,641

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

Cash Flows
The following table provides a breakdown of the net change in our cash, cash equivalents and restricted cash ($ in thousands).

Six Months Ended June 30, 2025
Cash flows provided by operating activities	$7,159
Cash flows used in investing activities	(7,365)
Cash flows provided by financing activities	20,418
Net increase in cash, cash equivalents and restricted cash	$20,212

Cash flows provided by operating activities were $7.2 million and were primarily attributable to rental payments received from our real estate investments during the six months ended June 30, 2025.

Cash flows used in investing activities were $7.4 million and were primarily attributable to capital expenditures for construction in progress during the six months ended June 30, 2025.

Cash flows provided by financing activities related to the sale of $25.1 million of common stock during the six months ended June 30, 2025, partially offset by a total of $4.7 million of distribution payments made on preferred stock, common stock and Class E units of our Operating Partnership during the six months ended June 30, 2025.

Contractual Obligations and Commitments

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2025 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Advanced general and administrative expenses(1)	$5,040	$252	$2,016	$2,016	$756
Advanced organization and offering expenses(1)	7,618	381	3,048	3,048	1,141
Mortgage indebtedness (2)	283,930	10,863	21,726	21,726	229,615
Ground lease	507,784	4,880	9,759	10,857	482,288
Total	$804,372	$16,376	$36,549	$37,647	$713,800

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
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Subsequent Events

Distributions

On July 31, 2025, we declared a distribution of $0.04326 per share for our Class E, Class I, Class A-I and Class A-II common stock and a distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on July 31, 2025. These distributions were paid on August 11, 2025 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in our primary offerings subsequent to June 30, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
July 1, 2025	Class I	96,723	$1,033	$10.68
July 1, 2025	Class A-II (1)	468,465	$4,928	$10.52
August 1, 2025	Class I	21,974	$236	$10.74
August 1, 2025	Class A-II (1)	163,529	$1,729	$10.57

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to June 30, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
July 10, 2025	Class I	807	$9	$10.68
July 10, 2025	Class E (2)	222	$2	$11.14
July 10, 2025	Class A-I (1)	10,148	$107	$10.50
July 10, 2025	Class A-II (1)	3,063	$32	$10.52
August 11, 2025	Class I	967	$10	$10.74
August 11, 2025	Class E (2)	221	$2	$11.23
August 11, 2025	Class A-I (1)	10,132	$107	$10.56
August 11, 2025	Class A-II (1)	4,957	$52	$10.57

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

Second Renewal of Advisory Agreement

On July 31, 2025, we, the Operating Partnership and the Adviser entered into a Second Renewal Agreement of the Amended and Restated Advisory Agreement (the “Renewal Agreement”) to renew the advisory agreement. Per the terms of the advisory agreement, the advisory agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of us, the Operating Partnership and the Adviser. The Renewal Agreement extends the term of the advisory agreement through July 31, 2026. Other than the one-year extension of the term, there were no changes to the terms of the advisory agreement.

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
All of our mortgage indebtedness as of June 30, 2025 was fixed rate debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate debt.
As of June 30, 2025, the fair value of our fixed rate debt was $193.7 million and the outstanding principal balance of our fixed rate debt was $194.9 million. The fair value of our fixed rate debt is estimated using a discounted cash flow analysis that considers the following factors: (1) differences between the contract rate and market rates as of the date of value, (2) the implied equity discount rate given the unleveraged discount rate and indicated leverage, and (3) impact of the debt from the perspective of market participants in the context of a sale of the property and concurrent transfer of the debt. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid or assumed) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
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

Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three and six months ended June 30, 2025 were previously reported.
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
Through June 30, 2025, we had sold the following shares of common stock and raised the following proceeds in connection with our Offering (in thousands, except share data):

	Shares	Proceeds
Primary Offering
Class I Shares	336,488	$3,505
Distribution Reinvestment Plan
Class I Shares	4,239	45
Total	340,727	$3,550

No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to purchases of Class I shares. As of June 30, 2025, we have not sold any Class T, Class S or Class D shares in the Offering. We intend to offer and sell shares in our public offering on a monthly basis.
From the commencement of our Offering through June 30, 2025, we incurred $7.2 million of organization and offering expenses related to the Offering. Our Adviser agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2026, the second anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2026.
As of June 30, 2025, we have primarily used the net proceeds from unregistered sales of Class E units of the Operating Partnership, the net proceeds from unregistered sales of Class A-I and A-II shares of our common stock, the net proceeds from the Offering and debt financings to acquire $374.5 million of real estate investments. During three and six months ended June 30, 2025, we did not acquire any real estate investments.
Share Repurchases
During the three and six months ended June 30, 2025, we did not repurchase any shares of our common stock pursuant to our share repurchase plan and no shares had been requested to be repurchased under the plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) Unregistered Sales of Equity Securities

On August 11, 2025, we issued 221.33 shares of Class E common stock at a price per share of $11.23 to two of the Company’s independent directors, for an aggregate purchase price of approximately $2.49 thousand. The shares issued to the independent directors pursuant to the Company’s distribution reinvestment plan were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act.

On August 11, 2025, we issued 10,131.79 shares of Class A-I common stock at a price per share of $10.56 for an aggregate purchase price of approximately $0.11 million and 4,956.90 shares of Class A-II common stock at a price per share of $10.57 for an aggregate purchase price of approximately $52.39 thousand. The shares were issued pursuant to our distribution reinvestment plan to accredited investors in private placements. The offer and sale of the Class A-I and Class A-II shares are exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) thereof and Rule 506(c) of Regulation D promulgated thereunder. EQT Partners BD, LLC (the “Dealer Manager,” formerly known as EQTE Brokerage LLC), an affiliate of our external advisor, serves as the dealer manager for our private offerings of Class A-I and Class A-II shares to accredited investors. Pursuant to the dealer manager agreement for the offerings, no fees, commissions or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager.

(b) Not applicable.

(c) During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a‑1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5‑1 trading arrangement” or any “non-Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EQT EXETER REAL ESTATE INCOME TRUST, INC.
August 13, 2025	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (Principal Executive Officer)

August 13, 2025	/s/ J. Peter Lloyd
Date	J. Peter Lloyd Chief Financial Officer and Director (Principal Financial Officer)