Form 10-Q
period 2025-09-30
EQT Exeter Real Estate Income Trust, Inc.
filed 2025-11-13
CIK 1946997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 13, 2025, the registrant had the following shares of common stock outstanding: 511,150 shares of Class I common stock, 2,759,066 shares of Class A-I common stock, 2,384,676 shares of Class A-II common stock, and 133,949 shares of Class E common stock. There were no shares of Class T common stock, Class S common stock and Class D common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	2
	Consolidated Statements of Changes in Equity (Deficit) and Redeemable Non-Controlling Interest (unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	3
	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2025 and 2024	5
	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50

ITEM 4.	CONTROLS AND PROCEDURES	51

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	51
ITEM 1A.	RISK FACTORS	52
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	52
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	54
ITEM 4.	MINE SAFETY DISCLOSURES	54
ITEM 5.	OTHER INFORMATION	55
ITEM 6.	EXHIBITS	55

SIGNATURES		56

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EQT Exeter Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands - except share data)

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Investments in real estate, net	$430,060	$430,717
Cash and cash equivalents	57,969	19,555
Restricted cash	5,596	12,903
Real estate related intangibles, net	33,083	35,696
Other assets	7,873	5,065
Total Assets	$534,581	$503,936
Liabilities and Equity (Deficit)
Mortgage notes, net	$193,977	$193,910
Lease liability - finance lease	97,057	95,564
Accounts payable and accrued expenses	2,085	1,797
Due to affiliates	13,900	10,641
Other liabilities	1,304	1,304
Total Liabilities	$308,323	$303,216

Redeemable non-controlling interest	$222,698	$214,744

Equity (Deficit)
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable on or before December 31, 2024 at $50 redemption premium per share) issued and outstanding at September 30, 2025 and December 31, 2024, respectively	220	220
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized and 467,861 shares and 142,266 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5	1
Common stock - Class A-I Shares, $0.01 par value per share, 50,000,000 shares authorized and 2,738,710 shares and 1,457,776 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	27	15
Common stock - Class A-II Shares, $0.01 par value per share, 50,000,000 shares authorized and 1,861,086 shares and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	19	—
Common stock - Class E Shares, $0.01 par value per share, 100,000,000 shares authorized and 133,507 shares and 97,447 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (including 34,560 unvested restricted shares at September 30, 2025)	1	1
Additional paid-in capital	19,725	—
Accumulated deficit	(16,437)	(14,261)
Total Equity (Deficit)	3,560	(14,024)
Total Liabilities, Redeemable non-controlling interest and Equity (Deficit)	$534,581	$503,936

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(Unaudited and in thousands - except share and per share data)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Rental revenue	$9,216	$3,584	$27,628	$4,713
Total Revenues	9,216	3,584	27,628	4,713

Expenses
Rental property operating expenses	1,120	431	3,349	491
General and administrative expenses	866	848	2,677	2,933
Organization expenses	—	—	—	1,187
Management fee	92	—	202	—
Performance participation allocation	129	—	344	—
Depreciation and amortization	3,552	1,145	10,646	1,654
Total Expenses	5,759	2,424	17,218	6,265

Other Income (Expense)
Interest income	573	119	1,427	137
Interest expense	(4,466)	(1,135)	(13,367)	(1,135)
Total Other Income (Expense)	(3,893)	(1,016)	(11,940)	(998)
Net (Loss) Income	$(436)	$144	$(1,530)	$(2,550)
Dividends to preferred stockholders	$(6)	$(6)	$(17)	$(17)
Net loss (income) attributable to redeemable non-controlling interest	174	(143)	849	2,495
Net (loss) attributable to common stockholders	$(268)	$(5)	$(698)	$(72)
Net (loss) per share of common stock - basic and diluted	$(0.05)	$(0.11)	$(0.18)	$(2.49)
Weighted-average shares of common stock outstanding - basic and diluted	4,923,028	47,828	3,943,444	29,361

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity (Deficit) and Redeemable Non-Controlling Interest
(Unaudited and in thousands - except share data)

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total (Deficit) Equity	Redeemable Non-controlling Interest
Balance at January 1, 2025	$220	1,697,489	$17	$—	$(14,261)	$(14,024)	$214,744
Net loss	—	—	—	—	(117)	(117)	(519)
Issuance of common stock	—	1,500,120	15	15,480	—	15,495	—
Offering expenses	—	—	—	(177)	—	(177)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(1,711)	—	(1,711)	1,711
Stock based compensation	—	—	—	96	—	96	—
Distribution reinvestment	—	22,060	—	230	—	230	—
Distributions declared on common stock	—	—	—	—	(350)	(350)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(2,219)
Balance at March 31, 2025	$220	3,219,669	$32	$13,918	$(14,728)	$(558)	$213,717
Net loss	—	—	—	—	(302)	(302)	(156)
Issuance of common stock	—	922,287	9	9,605	—	9,614	—
Offering expenses	—	—	—	(398)	—	(398)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(9,343)	—	(9,343)	9,343
Stock based compensation	—	—	—	96	—	96	—
Distribution reinvestment	—	34,544	—	359	—	359	—
Preferred stock dividend	—	—	—	—	(11)	(11)	—
Distributions declared on common stock	—	—	—	—	(486)	(486)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(2,438)
Issuance of restricted stock awards	—	34,560	—	—	—	—	—
Balance at June 30, 2025	$220	4,211,060	$41	$14,237	$(15,527)	$(1,029)	$220,466
Net loss	—	—	—	—	(262)	(262)	(174)
Issuance of common stock	—	946,349	10	9,984	—	9,994	—
Repurchase of common stock	—	(3,767)	—	(40)	—	(40)	—
Offering expenses	—	—	—	(166)	—	(166)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(4,953)	—	(4,953)	4,953
Stock based compensation	—	—	—	162	—	162	—
Distribution reinvestment	—	47,522	1	501	—	502	—
Distributions declared on common stock	—	—	—	—	(648)	(648)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(2,547)
Balance at September 30, 2025	$220	5,201,164	$52	$19,725	$(16,437)	$3,560	$222,698

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid- In Capital	Accumulated Deficit	Total Equity (Deficit)	Redeemable Non-controlling Interest
Balance at January 1, 2024	$220	58,500	$1	$328	$(143)	$406	$—
Net loss	—	—	—	—	(57)	(57)	(2,515)
Adjust redeemable non-controlling interest to redemption value	—	—	—	(424)	(2,119)	(2,543)	2,543
Stock based compensation	—	—	—	96	—	96	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	62,200
Offering expenses	—	—	—	—	—	—	(75)
Balance at March 31, 2024	$220	58,500	$1	$—	$(2,319)	$(2,098)	$62,153
Net loss	—	—	—	—	—	—	(123)
Adjust redeemable non-controlling interest to redemption value	—	—	—	(97)	(1,111)	(1,208)	1,208
Stock based compensation	—	—	—	96	—	96	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	2,300
Distribution reinvestment	—	144	—	1	—	1	—
Preferred stock dividend	—	—	—	—	(11)	(11)	—
Distributions declared on common stock	—	—	—	—	(7)	(7)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(707)
Balance at June 30, 2024	$220	58,644	$1	$—	$(3,448)	$(3,227)	$64,831
Net income	—	—	—	—	—	—	143
Issuance of common stock	—	52,032	1	524	—	525	—
Offering expenses	—	—	—	(524)	—	(524)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(98)	(297)	(395)	395
Stock based compensation	—	—	—	96	—	96	—
Contribution from redeemable non-controlling interest	—	—	—	—	—	—	132,600
Distribution reinvestment	—	219	—	2	—	2	—
Distributions declared on common stock	—	—	—	—	(10)	(10)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	(1,581)
Issuance of restricted stock awards	—	38,156	—	—	—	—	—
Balance at September 30, 2024	$220	149,051	$2	$—	$(3,755)	$(3,533)	$196,388

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the Nine Months Ended,
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,530)	$(2,550)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,646	1,654
Straight-line rent amortization	(3,050)	(1,841)
Non-cash compensation expense	354	288
Non-cash finance lease interest expense	1,493	—
Amortization of deferred financing costs	67	10
Change in assets and liabilities
Other assets	170	(122)
Due to affiliates	2,670	3,843
Accounts payable and accrued expenses	(70)	636
Net cash provided by operating activities	10,750	1,918

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	—	(292,115)
Capital improvements to real estate	(109)	—
Capital expenditures for construction in progress	(7,256)	—
Net cash used in investing activities	(7,365)	(292,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes	—	154,057
Payment of deferred financing costs on mortgage notes	—	(777)
Payment of deposit	—	(871)
Contributions from redeemable non-controlling interest	—	197,100
Proceeds from issuance of common stock	35,103	525
Repurchase of common stock	(40)	—
Dividends paid on preferred stock	(11)	(11)
Distributions paid on common stock	(235)	(7)
Distributions paid on redeemable non-controlling interest	(7,095)	(1,549)
Net cash provided by financing activities	27,722	348,467
Net increase in cash, cash equivalents and restricted cash	31,107	58,270
Cash, cash equivalents and restricted cash at beginning of period	32,458	405
Cash, cash equivalents and restricted cash at end of period	$63,565	$58,675

Supplemental disclosure of cash flow information:
Interest paid - finance lease	$3,660	$—
Interest paid - mortgage notes	$7,767	$—

Non-cash financing and investing activities:
Accrued offering expenses due to affiliates	$652	$5,641
Other accrued costs due to affiliates	$1,013	$125
Accrued acquisition costs	$—	$89
Working capital assumed	$—	$635
Accrued deferred financing costs	$—	$67
Distribution reinvestments	$1,091	$4
Distributions accrued and not paid — redeemable non-controlling interest	$849	$740
Distributions accrued and not paid — common stock	$222	$6
The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
1. Organization and Business Purpose
EQT Exeter Real Estate Income Trust, Inc. (the “Company”) was formed on September 2, 2022, as a Maryland corporation. The Company was organized to invest primarily in stabilized, income-oriented commercial real estate in the United States. The Company is the sole general partner of EQT Exeter REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of the Company’s advisor, owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company commenced its principal operations with the acquisition of its first real estate investment on March 20, 2024. The Company and the Operating Partnership are externally managed by EQT Real Estate, LLC (the “Adviser”), an affiliate of EQT AB (the “Sponsor”).
The Company made an election to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2024. In order to qualify and to maintain qualification as a REIT, the Company is required to, among other things, distribute as dividends at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to stockholders and meet certain tests regarding the nature of its income and assets.
As of September 30, 2025, the Company owned four industrial properties.
2. Summary of Significant Accounting Policies
Basis of Presentation
These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and the Company’s subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements, in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. The accompanying unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any future period.
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

Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may at times have bank balances in excess of federally insured amounts. The Company held $58.0 million in cash and cash equivalents as of September 30, 2025 and $19.6 million in cash and cash equivalents as of December 31, 2024.
Restricted Cash
Restricted cash primarily consists of amounts in escrow related to tenant improvement reimbursements at certain of the Company’s properties. The Company held $5.6 million in restricted cash as of September 30, 2025 and $12.9 million in restricted cash as of December 31, 2024.
Deferred Financing Costs
Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. The Company recognized net deferred financing costs of $0.9 million as of September 30, 2025 and $0.9 million as of December 31, 2024.
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
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore these assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. See below “Impairment of Real Estate Portfolio.” There were no impairments recognized for the three or nine months ended September 30, 2025 and 2024.
Valuation of assets and liabilities not measured at fair value
The fair values of financial instruments (other than mortgage notes), including cash and cash equivalents, restricted cash, accounts receivable and other financial instruments, included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at September 30, 2025 and December 31, 2024.

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
The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$194,850	$195,629	$194,850	$193,528
Total	$194,850	$195,629	$194,850	$193,528
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
Income Taxes
The Company made an election to be taxed as, and intends to continue to operate in a manner that will allow it to qualify as, a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2024. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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
As of September 30, 2025 and December 31, 2024, the Adviser and its affiliates had incurred $7.8 million and $7.1 million, respectively, in organization and offering expenses on behalf of the Company related to the Offering and private placements. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.
As of December 31, 2024, the Company had charged all previously deferred offering expenses to equity as shares were sold in the offerings. As such, there were no deferred offering expenses on the Company’s Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.
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
For the three and nine months ended September 30, 2025, the Company directly incurred $0.2 million and $0.4 million of such expenses, respectively. For the three and nine months ended September 30, 2024, the Company directly incurred $0.1 million and $0.3 million of such expenses, respectively. Those amounts were recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.
As of September 30, 2025 and December 31, 2024, the Adviser and its affiliates had incurred $5.7 million and $3.4 million, respectively, in general and administrative expenses on behalf of the Company. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.
Share Based Payments
The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.
Net Loss per Share of Common Stock
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and nine months ended September 30, 2025 and 2024, unvested shares of Class E common stock awarded to the Company’s independent directors were excluded from the calculation of diluted earnings per share as the inclusion of such potential shares of common stock in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.

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
Recent Accounting Pronouncements
New Accounting Standards Issued but not yet Adopted
Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) to enhance disclosures about certain expense types in commonly presented expense captions on the Consolidated Statements of Operations. The ASU requires additional disclosures that disaggregate expense captions into specific components with qualitative descriptions. This standard is effective for the fiscal year ending December 31, 2027, and interim periods thereafter, on a prospective or retrospective basis. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements as the Company anticipates the primary change will be additional disclosures in the Company’s Consolidated Financial Statements.
Enhanced Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company did not early adopt ASU 2023-09 and does not expect the adoption of ASU 2023-09 to have a material impact on its Consolidated Financial Statements.
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
3. Investments in Real Estate
The gross carrying amount and accumulated depreciation and amortization of the Company’s investments in real estate consisted of the following as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Building and building improvements	$254,544	$254,544
Land and land improvements	74,768	74,768
Construction in progress	8,935	1,679
Right-of-use asset - finance lease	103,158	103,158
Leasehold improvements	109	—
Total	441,514	434,149
Accumulated depreciation and amortization	(11,454)	(3,432)
Investment in real estate, net	$430,060	$430,717
Acquisitions and dispositions
During the nine months ended September 30, 2025, the Company did not acquire or dispose of any real estate investments. During the nine months ended September 30, 2024, the Company acquired three real estate investments and did not dispose of any real estate investments.

4. Intangibles
The gross carrying amount and accumulated amortization of the Company’s real estate related intangible assets consisted of the following as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$15,880	$15,880
Tenant origination costs	21,267	21,267
Total	37,147	37,147
Accumulated amortization:
In-place lease intangibles	(1,669)	(565)
Tenant origination costs	(2,395)	(886)
Real estate related intangibles, net	$33,083	$35,696

The intangible assets associated with the properties are amortized over the remaining lease terms. As a result, the Company’s real estate related intangibles have a weighted average amortization period of approximately 9.6 years remaining.

The estimated future amortization of the Company’s real estate related intangibles for each of the next five years and thereafter as of September 30, 2025, is as follows ($ in thousands):

	In-Place Lease Intangibles	Tenant Origination Costs	Total
2025 (remaining)	$368	$503	$871
2026	1,472	2,012	3,484
2027	1,472	2,012	3,484
2028	1,472	2,012	3,484
2029	1,472	2,012	3,484
2030	1,472	2,012	3,484
Thereafter	6,483	8,309	14,792
Total	$14,211	$18,872	$33,083
5. Other Assets and Other Liabilities
The following table details the components of the Company’s other assets as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Receivables	$6,872	$3,995
Prepaid expenses	971	1,030
Other	30	40
Other assets	$7,873	$5,065
The following table details the components of the Company’s other liabilities as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Prepaid rent from tenant	$304	$304
Tenant security deposit	1,000	1,000
Other liabilities	$1,304	$1,304

6. Mortgage Notes
The following table details the Company’s mortgage notes as of September 30, 2025 and December 31, 2024 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Fixed rate mortgage notes
Middletown Mortgage Loan	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(873)	(940)
Mortgage notes, net			$193,977	$193,910
The following table details the future principal payments due under the Company’s mortgage notes as of September 30, 2025 ($ in thousands):

Year	Amount
2025 (remaining)	$—
2026	—
2027	—
2028	—
2029	—
2030	—
Thereafter	194,850
Total future principal payments	$194,850
For the three and nine months ended September 30, 2025, the Company recognized interest expense of $2.7 million and $8.2 million related to its outstanding mortgage notes, respectively, which includes amortization of deferred financing costs of $22,000 and $67,000, respectively. For the three and nine months ended September 30, 2024, the Company recognized interest expense of $1.1 million related to its outstanding mortgage notes, which included amortization of deferred financing costs of $10,000.
The Company recorded $0.4 million of interest expense payable related to the outstanding mortgage notes as a component of accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets as of September 30, 2025; the Company did not have any interest expense payable related to the outstanding mortgage notes as of December 31, 2024.
The Company is subject to various financial covenants under certain of its mortgage notes. These covenants require the Company to maintain certain financial ratios, including ratios relating to tangible net worth and liquidity, among others. As of September 30, 2025, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

7. Related Party Transactions
The following table presents the details of due to affiliates ($ in thousands):

	September 30, 2025	December 31, 2024
Due to the Adviser
Advanced organization and offering expenses	$7,770	$7,118
Advanced general and administrative expenses	5,728	3,418
Management fee	33	8
	13,531	10,544

Due to the Special Limited Partner
Performance participation allocation	344	71

Due to EQT Real Estate Advisors, LLC
Property management fee	25	26
Total due to affiliates	$13,900	$10,641
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
For the three and nine months ended September 30, 2025, the Company incurred $92,000 and $0.2 million of management fees, respectively, and as of September 30, 2025, $33,000 of management fees were payable to the Adviser. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the three and nine months ended September 30, 2024.
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
For the nine months ended September 30, 2025, the Company accrued $0.3 million for the performance participation allocation. For the year ended December 31, 2024, the Company accrued $71,000 for the performance participation allocation and such amount became distributable to the Special Limited Partner as of December 31, 2024. In February 2025, the Company distributed $71,000 to the Special Limited Partner for the 2024 performance participation allocation.

EQT Partners BD, LLC (the “Dealer Manager”), an affiliate of the Adviser, serves as the dealer manager for the Offering. The Dealer Manager registered as a broker dealer with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) on May 16, 2023. The Company entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering on August 1, 2023. The Dealer Manager also serves as the dealer manager for the Company’s private offerings of Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
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
There were no upfront selling commissions or upfront dealer manager fees incurred for the three and nine months ended September 30, 2025 and 2024.
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
In connection with each of its real estate acquisitions, the Company, through indirect subsidiaries, entered into property management and leasing services agreements with EQT Real Estate Advisors, LLC (the “Property Manager”), an affiliate of the Adviser (the “Property Management Agreements”). The Property Management Agreements have terms through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreements, the Company pays the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. The Company will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. The Company will reimburse the Property Manager for all reasonable and actual expenditures.
For the three and nine months ended September 30, 2025, the Company incurred $77,000 and $0.2 million of property management fees, respectively. For the three and nine months ended September 30, 2024, the Company incurred $28,000 and $38,000 of property management fees, respectively. Those amounts were recorded as a component of rental property operating expenses on the Company's Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $25,000 and $26,000 of property management fees were payable to the Property Manager, respectively. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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
In addition to the organization, offering and general and administrative expense reimbursements described herein (see Note 2, “Summary of Significant Accounting Policies”), the Company will reimburse the Adviser for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, and (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliate. During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any of the reimbursements as described above.
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
During the three and nine months ended September 30, 2025, the Company did not acquire any properties or pay the Adviser for any acquisition-related costs. During the three and nine months ended September 30, 2024, the Company acquired two and three real estate investments, respectively. In connection with the Company's acquisition of the Georgetown Property, on March 20, 2024, the Middletown Property, on August 14, 2024, and the Nashville Property, on August 15, 2024, the Adviser assigned the respective purchase and sale agreements to the Company's subsidiaries for $1.5 million, $4.0 million and $1.5 million, respectively, representing the deposit amounts under the purchase and sale agreements. The Adviser also advanced $0.1 million in closing costs for the Georgetown Property, $29,991 in closing costs for the Middletown Property and $50,387 in closing costs for the Nashville Property. The Company repaid the Adviser for the deposits and all of the closing costs on the respective acquisition dates.
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
The following table summarizes the fixed and variable components of the Company’s operating leases for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease payments	$8,118	$3,160	$24,350	$4,235
Variable lease payments	1,098	424	3,278	478
Total rental revenue	$9,216	$3,584	$27,628	$4,713
The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial properties as of September 30, 2025 ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	$7,207
2026	29,357
2027	30,234
2028	31,138
2029	32,071
2030	33,030
Thereafter	158,530
$321,567
As of September 30, 2025, the Company had concentration of credit risks related to the following tenant leases:

			Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Annualized Base Rent(1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft. (2)
Amazon.com Services LLC	Middletown Property	E-commerce	$11,130	34%	$9.13
Amazon.com Services LLC	Washington Property	E-commerce	$11,787	36%	$58.22
Shoals Technologies Group, LLC	Nashville Property	Renewable energy	$5,742	18%	$9.00
GAF Energy LLC	Georgetown Property	Renewable energy	$3,809	12%	$8.47
(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term (“Annualized Base Rent”). The Annualized Base Rent presented in the table is as of September 30, 2025.
(2) Average annualized base rent per square foot is calculated as the Annualized Base Rent divided by the leased rentable square feet.

•Tenant Concentration
As of September 30, 2025, the leases with Amazon.com Services LLC represent approximately 70% of the Company’s Annualized Base Rent and the lease with Shoals Technologies Group, LLC represents approximately 18% of the Company’s Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with the Company are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). The obligations of Shoals Technologies Group, LLC under its lease with the Company are guaranteed by its parent, Shoals Technologies Group, Inc. (“Shoals”). Both Amazon and Shoals are public companies that are subject to the filing requirements of the Securities and Exchange Act of 1934, as amended. Amazon and Shoals are required to file their audited financial statements in their Annual Reports on Form 10-K and their unaudited interim financial statements in their Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s and Shoals’ filings with the SEC is solely for the information of investors. Amazon’s and Shoals’ filings with the SEC should not be considered a part of or as incorporated by reference in this Quarterly Report on Form 10-Q.
•Industry Concentration
As of September 30, 2025, approximately 70% of the Company’s Annualized Base Rent is from tenants within the e-commerce industry and the remainder of the Company’s Annualized Base Rent is from tenants within the renewable energy industry.
Lessee
As of September 30, 2025, one of the Company’s investments in real estate is subject to a ground lease. The Company serves as lessee under the ground lease. The Company assumed this ground lease as part of the Washington Property acquisition. There were no initial direct costs associated with this ground lease. The initial term of the ground lease expires on December 31, 2074, and it has two ten-year extension options. The ground lease is an absolute net lease whereby the Company is required to pay all taxes, utilities and maintenance. Payments under the Company’s Washington Property ground lease consist exclusively of fixed payment components, which incorporate periodic increases based on fixed percentage escalations. The Company utilized its incremental borrowing rate at the time of entering the ground lease, which was 7.41%, as the discount rate to determine its lease liability. The Company classified the ground lease as a finance lease. As of September 30, 2025, the remaining lease term of the Company’s finance lease was 49.3 years.
The following table details the undiscounted future lease payments under the Company’s finance lease as of September 30, 2025 ($ in thousands):

Year	Future Lease Payments
2025 (remaining)	$1,220
2026	4,880
2027	4,880
2028	4,880
2029	5,611
2030	5,611
Thereafter	479,482
Total lease payments	506,564
Less imputed interest	(409,507)
Total lease liability - finance lease	$97,057
The following table details the current and non-current portion of the lease liability under the Company’s finance lease as of September 30, 2025 and December 31, 2024 ($ in thousands):

	As of September 30, 2025	As of December 31, 2024
Current lease liability - finance lease(1)	$4,866	$4,866
Noncurrent lease liability - finance lease	92,191	90,698
Total lease liability - finance lease (2)	$97,057	$95,564
(1) Current lease liability - finance lease represents the net present value of lease payments under the ground lease due within the next 12 months; this was calculated by discounting the cash flows using the Company’s incremental borrowing rate at the time of assuming the ground lease, which was 7.41%.

(2) The total finance lease liability is initially recognized at the commencement of the ground lease and represents the present value of future lease payments, discounted using the Company’s incremental borrowing rate at the time of assuming the ground lease, which was 7.41%. Over the term of the ground lease, the finance lease liability is increased by the accretion of interest recognized using the effective interest method and reduced by the ground lease payments made in accordance with the lease terms.
The following table details the Company’s right-of-use asset obtained under the finance lease as of September 30, 2025 and December 31, 2024 ($ in thousands):

	As of September 30, 2025	As of December 31, 2024
Right-of-use asset from recognition of finance lease	$95,150	$95,150
Favorable lease asset	8,008	8,008
Right-of-use asset - finance lease	103,158	103,158
Accumulated amortization of right-of-use asset	(1,972)	(431)
Right-of-use asset, net	$101,186	$102,727
The following table details the fixed and variable components of the Company’s finance lease for the three and nine months ended September 30, 2025 ($ in thousands).

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest on lease liability	$1,732	$5,153
Amortization of right-of-use asset	514	1,541
Total finance lease costs	$2,246	$6,694
There was no finance lease as of September 30, 2024. Thus, there was no finance lease cost for the three and nine months ended September 30, 2024.
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
As of September 30, 2025 and December 31, 2024, the Company was authorized to issue up to 2.2 billion shares of common stock, par value $0.01 per share, and up to 100 million shares of preferred stock, par value $0.01 per share. Of the 100 million shares of preferred stock authorized as of September 30, 2025 and December 31, 2024, 220 shares were issued and classified as Class A shares.
As of September 30, 2025 and December 31, 2024, the Company had authorized the following classes of common stock (in thousands):

		Shares Authorized
Classification	Par Value Per Share	September 30, 2025	December 31, 2024
Class A-I Shares	$0.01	50,000	50,000
Class A-II Shares	$0.01	50,000	50,000
Class T Shares	$0.01	500,000	500,000
Class S Shares	$0.01	500,000	500,000
Class D Shares	$0.01	500,000	500,000
Class I Shares	$0.01	500,000	500,000
Class E Shares	$0.01	100,000	100,000
Total		2,200,000	2,200,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock for the nine months ended September 30, 2025(1):

	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock	Total
Beginning Balance, December 31, 2024	142,266	1,457,776	—	97,447	1,697,489
Common stock issued - primary offerings	323,134	1,202,519	1,843,103	—	3,368,756
Common stock issued - distribution reinvestment	6,228	78,415	17,983	1,500	104,126
Common stock repurchased	(3,767)	—	—	—	(3,767)
Independent directors’ restricted stock grant(2)	—	—	—	34,560	34,560
Ending Balance, September 30, 2025	467,861	2,738,710	1,861,086	133,507	5,201,164
(1) As of September 30, 2025, there were no Class T, S or D shares issued and outstanding. As of December 31, 2024, there were no Class T, S, D, or A-II shares issued and outstanding.
(2) The independent directors’ restricted stock grant amounted to an aggregate award of $384,998 for the nine months ended September 30, 2025. The Company compensates each of its independent directors with an annual retainer of $175,000, consisting of approximately $78,750 in cash and $96,250 in the form of an annual grant of restricted stock. The cost of each grant is amortized over the one-year service period for each grant. See “— Share Based Compensation” below for details.
Offerings
On August 1, 2023, the Company registered the Offering with the SEC for up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan. The Company intends to sell any combination of four classes of shares of its common stock in the Offering, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required the Company to hold investors’ funds from the Offering in an interest-bearing escrow account until the Company received purchase orders for at least $25.0 million of its common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and the Company’s directors and officers, which purchases were not limited in amount) and the Company’s board of directors authorized the release of funds in the escrow account to the Company. On March 19, 2024, EQT Real Estate Holdings US, Inc. (“EQT Real Estate Holdings”), an affiliate of the Sponsor, purchased 6.2 million Class E units of the Operating Partnership for $62.2 million, or $10.00 per unit. As such, as of March 19, 2024, the Company satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and the Company’s board of directors authorized the Company to break escrow in the Offering. As of August 14, 2024, the Company also satisfied the minimum offering requirement for Pennsylvania. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s NAV per share for such class, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.
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
EQT Real Estate Holdings has committed to purchase $200.0 million in Class E shares of the Company’s common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. As of September 30, 2025, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount.

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
The following table summarizes the aggregate distributions declared on the Company’s common stock during the periods presented. For the three and nine months ended September 30, 2025, distributions were declared on the Company’s Class A-I, Class A-II, Class E, and Class I common stock, which were the only classes of common stock outstanding during that period. For the three and nine months ended September 30, 2024, distributions were declared on the Company’s Class E and Class I common stock, which were the only classes of common stock outstanding during that period:

	Three Months Ended September 30,
	2025				2024
	Class A-I	Class A-II	Class E	Class I	Class E	Class I
Aggregate distributions declared per share of common stock	$0.12978	$0.12978	$0.12978	$0.12978	$0.11322	$0.03769

	Nine Months Ended September 30,
	2025				2024
	Class A-I	Class A-II	Class E	Class I	Class E	Class I
Aggregate distributions declared per share of common stock	$0.36706	$0.32937	$0.36706	$0.36706	$0.22557	$0.03769
Preferred Stock
On June 9, 2023, the Company issued 220 shares of Class A preferred stock to eight officers and employees of the Adviser and its affiliates at a price of $1,000 per share. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in the Company’s discretion by payment of $1,000 per share. A $50 per share redemption premium would have been applied in the event of redemption on or before December 31, 2024. No shares of Class A preferred stock had been redeemed as of September 30, 2025 and December 31, 2024. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security.
During the three months ended September 30, 2025 and 2024, the Company's board of directors did not declare any dividends on the Class A preferred shares.
The Consolidated Statements of Operations include $6,000 of unpaid cumulative dividends on Class A preferred shares for the three months ended September 30, 2025 and 2024 that were not recorded on the Consolidated Balance Sheets as of September 30, 2025 and 2024 as the dividends were not yet declared by the Company’s board of directors. During the three and nine months ended September 30, 2025 and 2024, the cumulative dividends on Class A preferred shares were $6,000 and $17,000, respectively. The cumulative dividends on the Class A preferred shares for the three months ended September 30, 2024 were declared and paid in December 2024, and the cumulative dividends for the three months ended September 30, 2025 were declared in November 2025 and will be paid to holders in December 2025.

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
On September 3, 2024, the Company issued an aggregate of 38,156 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan; these 38,156 restricted shares became fully vested on September 3, 2025, upon the one-year anniversary of the grant date.
On June 26, 2025, the Company issued an aggregate of 34,560 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan.
During the three and nine months ended September 30, 2025, the Company recorded $0.2 million and $0.4 million of restricted stock amortization in general and administrative expenses in the Consolidated Statements of Operations, respectively. During the three and nine months ended September 30, 2024, the Company recorded $96,000 and $0.3 million of restricted stock amortization in general and administrative expenses in the Consolidated Statements of Operations, respectively.

The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the nine months ended September 30, 2025 and 2024 (in thousands except share and per share data):

	For the Nine Months Ended September 30, 2025		As of September 30, 2025
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2024	38,156	$10.09	0 months	$—
Granted	34,560	$11.14	9 months	$289
Forfeited	—
Vested	(38,156)	$10.09
Unvested restricted shares as of September 30, 2025	34,560

	For the Nine Months Ended September 30, 2024		As of September 30, 2024
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2023	38,500	$10.00	0 months	$—
Granted	38,156	$10.09	11 months	$353
Forfeited	—
Vested	(38,500)	$10.00
Unvested restricted shares as of September 30, 2024	38,156
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

Shares are repurchased at a price equal to the transaction price in effect on the applicable repurchase date, subject to any Early Repurchase Deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price (“Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan nor will it apply in the following circumstances (subject to the conditions described in the share repurchase plan): repurchases resulting from death, qualifying disability or divorce; in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $500 minimum account balance; or due to trade or operational error. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. The Company’s board of directors may make exceptions to modify or suspend the share repurchase plan if it deems in its reasonable judgment such action to be in the Company’s best interest. The Company’s board of directors will not terminate the share repurchase plan absent a liquidity event which results in the Company’s stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law.
For the three and nine months ended September 30, 2025, the Company repurchased 3,767 shares of common stock, satisfying all repurchase requests received for the three and nine months ended September 30, 2025. There were no share repurchases, nor were any repurchase requests received, for the three and nine months ended September 30, 2024.
Redeemable non-controlling interest
As of September 30, 2025, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of approximately $197.1 million. Class E units include an embedded redemption feature that is considered to be outside the sole control of the Company. As a result, the Company has classified the Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.
The following table details the redeemable non-controlling interest activity related to these units during the nine months ended September 30, 2025 ($ in thousands):

Balance, December 31, 2024	$214,744
Net loss allocation	(849)
Distributions to non-controlling interest	(7,204)
Adjustment to redemption value	16,007
Balance, September 30, 2025	$222,698

The following tables detail the adjustments as disclosed in Note 2 “Summary of Significant Accounting Policies - Net Loss per Share of Common Stock”.
Changes in the reconciliation from net loss to net loss attributable to common stockholders and the resulting net loss per share of common stock – basic and diluted for the three and nine months ended September 30, 2024 are as follows (in thousands except share and per share data):

	As Filed
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024
Net Income (Loss)	$144	$(2,551)
Dividends to preferred stockholders	(6)	(17)
Adjust redeemable non-controlling interest to redemption value	(395)	(4,146)
Net loss (income) attributable to redeemable non-controlling interest	(143)	2,494
Net (loss) attributable to common stockholders	$(400)	$(4,219)
Net (loss) per share of common stock - basic and diluted	$(8.36)	$(143.69)
Weighted-average shares of common stock outstanding - basic and diluted	47,828	29,361

	As Corrected
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024
Net Income (Loss)	$144	$(2,550)
Dividends to preferred stockholders	(6)	(17)
Net loss (income) attributable to redeemable non-controlling interest	(143)	2,495
Net (loss) attributable to common stockholders	$(5)	$(72)
Net (loss) per share of common stock - basic and diluted	$(0.11)	$(2.49)
Weighted-average shares of common stock outstanding - basic and diluted	47,828	29,361
Changes in additional paid-in capital and accumulated deficit for the nine months ended September 30, 2024 are as follows ($ in thousands):

	As Filed		As Corrected
Ending balance as of	Additional Paid- In Capital	Accumulated Deficit	Additional Paid- In Capital	Accumulated Deficit
September 30, 2024	$619	$(4,374)	$—	$(3,755)
11. Commitments and Contingencies
As of September 30, 2025 and December 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
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
The Company determined there are no significant segment expenses that require separate disclosure as of September 30, 2025, as the major categories of expenses regularly reviewed by the CODM to manage operations are reported on the Consolidated Statements of Operations.

13. Subsequent Events
As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.
Distributions
On October 31, 2025, the Company declared a distribution of $0.04326 per share for its Class E, Class I, Class A-I and Class A-II common stock and a distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on October 31, 2025. These distributions were paid on November 10, 2025 and were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.
Capital Raising
Below is a table summarizing capital raising activities in the Company’s primary offerings subsequent to September 30, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
October 1, 2025	Class I	18,879	$203	$10.77
October 1, 2025	Class A-II (1)	252,946	$2,684	$10.61
November 3, 2025	Class I	22,284	$240	$10.77
November 3, 2025	Class A-II (1)	257,241	$2,727	$10.60
Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to September 30, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
October 10, 2025	Class I	1,017	$11	$10.77
October 10, 2025	Class E (2)	221	$3	$11.33
October 10, 2025	Class A-I (1)	10,157	$108	$10.62
October 10, 2025	Class A-II (1)	6,193	$66	$10.61
November 10, 2025	Class I	1,108	$12	$10.77
November 10, 2025	Class E (2)	222	$3	$11.35
November 10, 2025	Class A-I (1)	10,199	$108	$10.62
November 10, 2025	Class A-II (1)	7,210	$76	$10.60
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “may” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, including the impact of macroeconomic trends and market forces, statements with respect to acquisitions and repurchases, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2025 (the “Annual Report”), and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document and our other filings with the SEC. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
We are a Maryland corporation formed on September 2, 2022. We were formed to invest primarily in stabilized, income-oriented commercial real estate in the United States in a range of asset types. To a lesser extent, we also plan to invest in real estate related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We are an externally advised, perpetual-life corporation. We are externally managed by EQT Real Estate, LLC (our “Adviser” or “EQT Real Estate”), an affiliate of EQT AB (our “Sponsor”).
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

From September 2, 2022 (the date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock. We have registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “public offering” or the “Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25.0 million of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued approximately 6.2 million Class E units to EQT Real Estate Holdings US, Inc. (“EQT Real Estate Holdings”), an affiliate of our Sponsor, for an aggregate purchase price of $62.2 million, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania.
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
As of November 13, 2025, we had received cumulative net proceeds from our public and private offerings of $58.8 million from the sale of approximately 5.7 million shares of our common stock, including the shares issued pursuant to our distribution reinvestment plan. We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and our private offerings. Additionally, as of November 13, 2025, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount. See the discussion of the Sponsor Committed Amount under “—Liquidity and Capital Resources” below.
The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we acquire such assets. As of November 13, 2025, we owned four industrial properties.
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

Q3 2025 Highlights
Operating Results:
•Beginning in April 2024, we have declared monthly distributions. Monthly net distributions declared totaled $3.2 million for the three months ended September 30, 2025, including $2.5 million of distributions related to Class E units of the Operating Partnership owned by EQT Real Estate Holdings. The details of the annualized distribution rates and total returns as of September 30, 2025 are shown in the following table.

	Class I Shares	Class E Shares	Class A-I Shares	Class A-II Shares
Annualized Distribution Rate(1)	4.82%	4.58%	4.89%	4.89%
Year-to-Date Total Return, without upfront selling commissions(2)	5.07%	7.25%	5.16%	4.29%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	N/A	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	11.18%	13.01%	10.68%	4.29%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	N/A	N/A	N/A	N/A
(1) The annualized distribution rate is calculated as the September 30, 2025 monthly distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses.
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
Portfolio
Investments in Real Estate
As of September 30, 2025, we owned four industrial properties encompassing in the aggregate approximately 2.5 million rentable square feet. We acquired each of these properties from third parties unaffiliated with us or our Adviser. The following table is a summary of our real estate portfolio as of September 30, 2025:

Property	Location	Rentable Square Feet	Date Acquired	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Average Annualized Base Rent per Sq. Ft. (3)	Average Remaining Lease Term in Years	Occupancy
Georgetown Property	Georgetown, TX	449,642	3/20/2024	$60,933	$3,809	$8.47	8.18	100%
Middletown Property	Middletown, PA	1,219,021	8/14/2024	$170,500	$11,130	$9.13	9.09	100%
Nashville Property	Portland, TN	638,330	8/15/2024	$75,000	$5,742	$9.00	10.09	100%
Washington Property(4)	Tukwila, WA	202,464	10/16/2024	$81,500	$11,787	$58.22	10.59	100%
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
As our real estate investments are comprised 100% of industrial properties as of September 30, 2025, a diversification chart by property type is not presented, as it would not provide any additional meaningful insight into the composition of the portfolio.
The following chart further describes the geographic diversification of our real estate investments as of September 30, 2025 (percentage is based on the September 30, 2025 fair value for the real estate investments).

We believe that our real estate investments are suitable for their intended purpose and are adequately insured. Our real estate investments will face competition from similarly situated properties in and around their submarkets. We do not intend to make significant renovations or improvements to our real estate investments in the near term. For federal income tax purposes, the depreciable basis of our real estate investments, excluding the basis attributable to land, is depreciated in accordance with the methods and useful lives prescribed by the Internal Revenue Code of 1986, as amended (the “Code”) and applicable regulations.

Significant Tenants
As of September 30, 2025, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our annualized base rent. The following table is a summary of our significant tenants as of September 30, 2025:

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
(3) As of September 30, 2025, the leases with Amazon.com Services LLC represent approximately 70% of our portfolio Annualized Base Rent and the lease with Shoals Technologies Group, LLC represents approximately 18% of our portfolio Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with us are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). The obligations of Shoals Technologies Group, LLC under its lease with us are guaranteed by its parent, Shoals Technologies Group, Inc. (“Shoals”). Both Amazon and Shoals are public companies that are subject to the filing requirements of the Securities and Exchange Act of 1934, as amended. Amazon and Shoals are required to file their audited financial statements in their Annual Reports on Form 10-K and their unaudited interim financial statements in their Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s and Shoals’ filings with the SEC is solely for the information of investors. Amazon’s and Shoals’ filings with the SEC should not be considered a part of or as incorporated by reference in this Quarterly Report on Form 10-Q.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by number of leases, Annualized Base Rent and rentable square feet as of September 30, 2025:

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
Results of Operations
From September 2, 2022 (the date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock and we had not commenced principal operations. On March 20, 2024, we commenced principal operations with the acquisition of the Georgetown Property, which represented our initial real estate investment. We acquired two additional properties on August 14, 2024 and August 15, 2024, respectively. The operations from these two additional properties increased our operating activity for the three and nine months ended September 30, 2024 for the short period of ownership during the reporting period. Comparatively, we owned four real estate investments during the three and nine months ended September 30, 2025. As such, our operating results for the three and nine months ended September 30, 2024 reflected limited activity and were not indicative of our expected future operations. Consequently, comparisons of our results of operations for the three and nine months ended September 30, 2025 and 2024 may not provide meaningful insights for investors evaluating our business performance or financial condition going forward.

Comparison of the three months ended September 30, 2025 versus the three months ended September 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2025 and 2024 ($ in thousands):

	For the Three Months Ended		Change
	September 30, 2025	September 30, 2024	$
Revenues
Rental revenue	$9,216	$3,584	$5,632
Total Revenues	9,216	3,584	5,632

Expenses
Rental property operating expenses	1,120	431	689
General and administrative expenses	866	848	18
Management fee	92	—	92
Performance participation allocation	129	—	129
Depreciation and amortization	3,552	1,145	2,407
Total Expenses	5,759	2,424	3,335

Other Income (Expense)
Interest income	573	119	454
Interest expense	(4,466)	(1,135)	(3,331)
Total Other Income (Expense)	(3,893)	(1,016)	(2,877)
Net (Loss) Income	$(436)	$144	$(580)
Dividends to preferred stockholders	$(6)	$(6)	$—
Net (income)/ loss attributable to redeemable non-controlling interest	174	(143)	317
Net (loss) attributable to common stockholders	$(268)	$(5)	$(263)
Rental revenue
Rental revenue primarily consists of base rent from tenant leases at our properties.
For the three months ended September 30, 2025 and 2024, we earned $9.2 million and $3.6 million of rental income from our real estate investments, respectively. The $5.6 million increase in rental revenue was primarily due to the increase in the number of income-generating properties owned and the longer period of ownership of such properties during the three months ended September 30, 2025, as compared to the comparative period in 2024.
Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Rental property operating expenses include, among other expenses, insurance, utilities, real estate taxes and repair and maintenance expenses.
For the three months ended September 30, 2025 and 2024, rental property operating expenses were $1.1 million and $0.4 million, respectively. The $0.7 million increase in rental property operating expenses was primarily due to the increase in the number of properties owned and the longer period of ownership of such properties during the three months ended September 30, 2025, as compared to the comparative period in 2024.

General and administrative expenses
General and administrative expenses include but are not limited to corporate-level expenses such as audit fees, legal expenses, transfer agent expenses and fund administration expenses.
For the three months ended September 30, 2025 and 2024, general and administrative expenses were $0.9 million and $0.8 million, respectively. The $0.1 million increase was due to an increase in various corporate-level expenses during the three months ended September 30, 2025 as compared to the comparative period in 2024.
For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.
Management fees
Management fees are earned by our Adviser for providing services pursuant to the advisory agreement.
For the three months ended September 30, 2025, we incurred $92,000 of management fees. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the three months ended September 30, 2024.
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
For the three months ended September 30, 2025, we accrued $0.1 million for the performance participation allocation. There was no performance participation allocation recorded for the three months ended September 30, 2024. The increase of $0.1 million in the performance participation allocation was primarily attributable to a higher number of outstanding Operating Partnership units subject to the performance participation allocation and a higher Total Return (as defined in the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement) for the three months ended September 30, 2025 as compared to the comparative period in 2024.
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
For the three months ended September 30, 2025 and 2024, we recorded $3.6 million and $1.1 million in depreciation and amortization expenses, respectively. The $2.5 million increase in depreciation and amortization expenses was primarily due to the increase in the number of properties owned and the longer period of ownership of such properties during the three months ended September 30, 2025, as compared to the comparative period in 2024; these increases resulted in higher depreciation and amortization expenses associated with the acquired properties as compared to the comparative period in 2024.
Interest income
Interest income primarily consists of interest earned from a short-term investment account.
For the three months ended September 30, 2025 and 2024, we recorded $0.6 million and $0.1 million of interest income, respectively. The $0.5 million increase in interest income was primarily driven by the higher average short-term investment account balances during the three months ended September 30, 2025 as compared to the comparative period in 2024.
Interest expense
Interest expense primarily consists of interest on mortgage notes, including amortization of deferred financing costs, and interest on finance lease liabilities.

For the three months ended September 30, 2025, we recognized interest expense of $2.7 million related to our outstanding mortgage notes, which includes amortization of deferred financing costs of $22,000, and $1.7 million related to interest on our finance lease liabilities. For the three months ended September 30, 2024, we recognized interest expense of $1.1 million related to our outstanding mortgage notes, which includes amortization of deferred financing costs of $10,000. The $1.6 million increase in interest expense related to our mortgage notes was primarily attributable to a higher outstanding principal balance and such mortgage notes being outstanding for the full three months ended September 30, 2025, as compared to the comparative period in 2024. The $1.7 million increase in interest expense related to our finance lease liabilities was due to us not having any finance lease obligations during the three months ended September 30, 2024.
Net loss/income attributable to redeemable non-controlling interest
As of September 30, 2025 and 2024, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of $197.1 million. Class E units include an embedded redemption feature that is considered to be outside our sole control. As a result, we have classified the Class E units as redeemable non-controlling interest in mezzanine equity on our Consolidated Balance Sheets.
For the three months ended September 30, 2025, net loss attributable to redeemable non-controlling interest was $0.2 million. For the three months ended September 30, 2024, net income attributable to redeemable non-controlling interest was $0.1 million.
Comparison of the nine months ended September 30, 2025 versus the nine months ended September 30, 2024
The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	For the Nine Months Ended		Change
	September 30, 2025	September 30, 2024	$
Revenues
Rental revenue	$27,628	$4,713	$22,915
Total Revenues	27,628	4,713	22,915

Expenses
Rental property operating expenses	3,349	491	2,858
General and administrative expenses	2,677	2,933	(256)
Organization expenses	—	1,187	(1,187)
Management fee	202	—	202
Performance participation allocation	344	—	344
Depreciation and amortization	10,646	1,654	8,992
Total Expenses	17,218	6,265	10,953

Other Income (Expense)
Interest income	1,427	137	1,290
Interest expense	(13,367)	(1,135)	(12,232)
Total Other Income (Expense)	(11,940)	(998)	(10,942)
Net Loss	$(1,530)	$(2,550)	$1,020
Dividends to preferred stockholders	$(17)	$(17)	$—
Net loss attributable to redeemable non-controlling interest	849	2,495	(1,646)
Net loss attributable to common stockholders	$(698)	$(72)	$(626)
Rental revenue
For the nine months ended September 30, 2025 and 2024, we earned $27.6 million and $4.7 million of rental income from our real estate investments, respectively. The $22.9 million increase in rental revenue was primarily due to the increase in the number of income-generating properties owned and the longer period of ownership of such properties during the nine months ended September 30, 2025, as compared to the comparative period in 2024.

Rental property operating expenses
For the nine months ended September 30, 2025 and 2024, rental property operating expenses were $3.3 million and $0.5 million, respectively. The $2.8 million increase in rental property operating expenses was primarily due to the increase in the number of properties owned and the longer period of ownership of such properties during the nine months ended September 30, 2025, as compared to the comparative period in 2024.
General and administrative and organization expenses
For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $2.7 million and $2.9 million, respectively. The $0.2 million decrease was due to a one-time expense recognition upon us breaking escrow in the Offering during the nine months ended September 30, 2024, whereas the nine months ended September 30, 2025 reflect only normal, recurring general and administrative expenses. As a result, the nine months ended September 30, 2025 and 2024 are not directly comparable with respect to general and administrative expenses.
For the nine months ended September 30, 2025, we did not record any organization expenses and we do not expect to incur additional material organization expenses in the future as our formation is complete and we have commenced principal operations. For the nine months ended September 30, 2024, organization expenses were $1.2 million, which represented a one-time expense recognition upon us breaking escrow in the Offering. As a result, the nine months ended September 30, 2025 and 2024 are not directly comparable with respect to organizational expenses.
For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.
Management fees
For the nine months ended September 30, 2025, we incurred $0.2 million of management fees. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the nine months ended September 30, 2024.
Performance participation allocation
For the nine months ended September 30, 2025, we accrued $0.3 million for the performance participation allocation. There was no performance participation allocation recorded for the nine months ended September 30, 2024. The increase of $0.3 million in the performance participation allocation was primarily attributable to a higher number of outstanding Operating Partnership units subject to the performance participation allocation and a higher Total Return (as defined in the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement) for the nine months ended September 30, 2025 as compared to the comparative period in 2024.
Depreciation and amortization
For the nine months ended September 30, 2025 and 2024, we recorded $10.6 million and $1.7 million in depreciation and amortization expenses, respectively. The $8.9 million increase in depreciation and amortization expenses was primarily due to the increase in the number of properties owned and the longer period of ownership of such properties during the nine months ended September 30, 2025, as compared to the comparative period in 2024; these increases resulted in higher depreciation and amortization expenses associated with the acquired properties as compared to the comparative period in 2024.
Interest income
For the nine months ended September 30, 2025 and 2024, we recorded $1.4 million and $0.1 million of interest income, respectively. The $1.3 million increase in interest income was primarily driven by the higher average short-term investment account balances during the nine months ended September 30, 2025 as compared to the comparative period in 2024.

Interest expense
For the nine months ended September 30, 2025, we recognized interest expense of $8.2 million related to our outstanding mortgage notes, which includes amortization of deferred financing costs of $67,000, and $5.2 million related to interest on our finance lease liabilities. For the nine months ended September 30, 2024, we recognized interest expense of $1.1 million related to our outstanding mortgage notes, which includes amortization of deferred financing costs of $10,000. The $7.1 million increase in interest expense related to our mortgage notes was primarily attributable to a higher outstanding principal balance and such mortgage notes being outstanding for the full nine months ended September 30, 2025, as compared to the comparative period in 2024. The $5.2 million increase in interest expense related to our finance lease liabilities was due to us not having any finance lease obligations during the nine months ended September 30, 2024.
Net loss attributable to redeemable non-controlling interest
As of September 30, 2025 and 2024, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of $197.1 million. Class E units include an embedded redemption feature that is considered to be outside our sole control. As a result, we have classified the Class E units as redeemable non-controlling interest in mezzanine equity on our Consolidated Balance Sheets.
For the nine months ended September 30, 2025 and 2024, net loss attributable to redeemable non-controlling interest was $0.8 million and $2.5 million, respectively.
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

September 30, 2025 NAV
Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of September 30, 2025 as well as Class E units of our Operating Partnership held by an affiliate of our Sponsor. The following table provides a breakdown of the major components of our total NAV as of September 30, 2025 ($ and shares/units in thousands):

Components of NAV	September 30, 2025
Investments in real estate at fair value	$411,800
Cash and cash equivalents	57,969
Restricted cash	5,596
Other assets	1,091
Mortgage notes at fair value, net of deferred financing costs	(194,756)
Other liabilities	(3,416)
Management fee payable	(33)
Accrued performance participation allocation	(344)
Preferred stock	(226)
Net asset value	$277,681
Number of outstanding shares/units	24,795
The following table sets forth our total NAV and NAV per share/unit by class as of September 30, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class I Shares	Class A-I Shares	Class A-II Shares	Class E Shares	Class E Units	Total
Net asset value	$5,039	$29,086	$19,735	$1,123	$222,698	$277,681
Number of outstanding shares/units	468	2,739	1,861	99	19,628	24,795
NAV per share/unit as of September 30, 2025	$10.77	$10.62	$10.60	$11.35	$11.35
The valuation of our investments in real estate as of September 30, 2025 was provided by our independent valuation advisor. The weighted averages for certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table:

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.45%	5.94%
A change in these assumptions would impact the calculation of the value of the investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on the value of the investments in real estate:

Input	Hypothetical Change	Industrial Property Values
Discount Rate	0.25% decrease	1.99%
(weighted average)	0.25% increase	(1.89)%
Exit Capitalization Rate	0.25% decrease	2.57%
(weighted average)	0.25% increase	(2.33)%

The following table reconciles equity and redeemable non-controlling interest per our Consolidated Balance Sheets as of September 30, 2025 to our NAV ($ in thousands):

Reconciliation of Equity and Redeemable Non-controlling Interest to NAV	September 30, 2025
Total equity under GAAP	$3,560
Redeemable non-controlling interest	222,698
Total equity and redeemable non-controlling interest under GAAP	226,258
Adjustments:
Preferred stock and accumulated dividends	(226)
Organization, offering and operating expenses	13,498
Straight-line rent receivable	(6,729)
Accumulated depreciation and amortization	13,522
Unrealized real estate and borrowings appreciation, net	35,487
Finance lease-related assets and liabilities	(4,129)
NAV	$277,681
The following describes the adjustments to reconcile GAAP equity and redeemable non-controlling interest per our Consolidated Balance Sheet to our NAV:
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
As of September 30, 2025, we had accrued approximately $7.8 million of organization and offering expenses and $5.7 million of general and administrative related costs that are payable to the Adviser, and that are included in Due to affiliates on our Consolidated Balance Sheets as of September 30, 2025.
As of December 31, 2024, we had accrued approximately $7.1 million of organization and offering expenses and $3.4 million of general and administrative related costs that are payable to the Adviser, and that are included in Due to affiliates on our Consolidated Balance Sheets as of December 31, 2024.
EQT Real Estate Holdings has committed to purchase a total of $200 million in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor or their officers and employees. As of November 13, 2025, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of $197.1 million as part of the Sponsor Committed Amount.
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
As of September 30, 2025, we had received cumulative net proceeds from our public and private offerings of approximately $51.4 million from the sale of approximately 5.0 million shares of our common stock, excluding proceeds from shares issued under distribution reinvestment plan. We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and our private offerings. If we are unable to raise substantial funds in our offerings, we will be limited in the number and type of investments we make, and the value of an investment in us will be dependent on the performance of the specific assets we acquire. We will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

No new mortgage indebtedness was incurred during the nine months ended September 30, 2025. During the year ended December 31, 2024, in connection with our real estate acquisitions, we incurred mortgage indebtedness in an aggregate principal amount of approximately $194.9 million. These mortgage notes are secured by our real estate investments and bear interest at fixed rates ranging from 5.35% to 5.75%. The notes have maturity dates ranging from March 1, 2032 to September 1, 2034. We intend to meet our obligations related to these mortgage notes through a combination of cash flows generated by our operations, proceeds from property dispositions, and refinancing activities as appropriate. We evaluate our debt obligations to optimize our capital structure and reduce the cost of capital. As of September 30, 2025, we are in compliance with all covenants related to our mortgage notes, including net worth and liquidity, among others. We believe that our existing cash balance, cash flows from operations and cash flows from financing activities are sufficient to meet our debt service obligations and other liquidity needs in the foreseeable future.
The following table details the mortgage notes as of September 30, 2025 and December 31, 2024 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Fixed rate mortgage notes
Middletown Mortgage Loan (1)	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan (2)	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(873)	(940)
Mortgage notes, net			$193,977	$193,910
(1) The Middletown Mortgage Loan is secured by the Middletown Property.
(2) The State Farm Portfolio Mortgage Loan is secured by the Georgetown Property, the Nashville Property and the Washington Property.
As of September 30, 2025, our leverage ratio was 32%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value or cost) plus the equity in our real estate related securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Our target leverage ratio after our ramp-up period is approximately 50% to 60%. We will consider our ramp-up period to end after we have raised substantial offering proceeds and acquired a broad portfolio of equity real estate investments. Prior to that time, we will balance the goal of achieving our target leverage ratio with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. We cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise substantial offering proceeds.
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2024. In order to qualify and maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. No assurances can be provided regarding our qualification as a REIT.
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
For the nine months ended September 30, 2025, we fulfilled $40,000 of repurchase requests pursuant to our share repurchase plan, which represented all repurchase requests received for the nine months ended September 30, 2025.

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
We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Beginning in April 2024, we have declared monthly distributions for each outstanding class of our common stock with a record date as of the close of business as of the last calendar day of each month. Such distributions are generally paid 10 days after month-end. The following table summarizes each record date for distributions and the distributions declared per share for each outstanding class of our common stock as of September 30, 2025.
As of September 30, 2025, we did not have any outstanding shares of Class T, Class S or Class D common stock.

Record Date	Class I shares	Class A-I shares	Class A-II shares	Class E shares
April 30, 2024	$—	$—	$—	$0.03724
May 31, 2024	—	—	—	0.03750
June 30, 2024	—	—	—	0.03761
July 31, 2024	—	—	—	0.03769
August 31, 2024	—	—	—	0.03784
September 30, 2024	0.03769	—	—	0.03769
October 31, 2024	0.03769	0.03769	—	0.03769
November 30, 2024	0.03769	0.03769	—	0.03769
December 31, 2024	0.03769	0.03769	—	0.03769
January 31, 2025	0.03769	0.03769	—	0.03769
February 28, 2025	0.03769	0.03769	0.03769	0.03769
March 31, 2025	0.03769	0.03769	0.03769	0.03769
April 30, 2025	0.03769	0.03769	0.03769	0.03769
May 31, 2025	0.04326	0.04326	0.04326	0.04326
June 30, 2025	0.04326	0.04326	0.04326	0.04326
July 31, 2025	0.04326	0.04326	0.04326	0.04326
August 31, 2025	0.04326	0.04326	0.04326	0.04326
September 30, 2025	0.04326	0.04326	0.04326	0.04326
Total	$0.51782	$0.48013	$0.32937	$0.70570

The following tables summarize distributions paid on our shares of common stock, shares of Class A preferred stock and Class E units of our Operating Partnership held by an affiliate of our Sponsor during the nine months ended September 30, 2025 and the year ended December 31, 2024 ($ in thousands).

	Nine Months Ended September 30, 2025
	Amount	Percentage
Distributions
Paid in cash	$7,330	87.0%
Reinvested in shares	1,091	12.9%
Dividends to preferred stockholders	11	0.1%
Total distributions	$8,432	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$8,432	100.0%
Total source of distributions	$8,432	100.0%

Net cash provided by operating activities	$10,750

	Year Ended December 31, 2024
	Amount	Percentage
Distributions
Paid in cash	$3,797	98.1%
Reinvested in shares	49	1.3%
Dividends to preferred stockholders	22	0.6%
Total distributions	$3,868	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$3,868	100.0%
Total source of distributions	$3,868	100.0%

Net cash provided by operating activities	$3,868
For the nine months ended September 30, 2025, our net loss was $1.5 million. For the year ended December 31, 2024, our net loss was $3.0 million.
In addition to the distributions paid during the nine months ended September 30, 2025 as shown in the table above, we declared a distribution of $0.04326 per share for each outstanding class of our common stock and $0.04326 per unit for Class E units of our Operating Partnership as of the close of business on September 30, 2025. These distributions were paid on October 10, 2025 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan. Such amounts are recorded in accounts payable and accrued expenses on the Consolidated Balance Sheets as of September 30, 2025.

Fees and Expenses Payable to Our Adviser and its Affiliates

The tables below provide information regarding fees and expenses payable to our Adviser and its affiliates in connection with our offerings and our operations. The tables include amounts incurred for the nine months ended September 30, 2025 and the year ended December 31, 2024 and related amounts payable as of September 30, 2025 and December 31, 2024 ($ in thousands).

	Nine Months Ended September 30, 2025	As of September 30, 2025
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$652	$7,770
Operational
Advanced general and administrative expenses (2)	2,310	5,728
Property management fee	229	25
Management fee	202	33
Performance participation allocation	344	344
Total	$3,737	$13,900

	Year Ended December 31, 2024	As of December 31, 2024
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$7,118	$7,118
Operational
Advanced general and administrative expenses (2)	3,418	3,418
Acquisition related (3)	8,048	—
Property management fee	109	26
Management fee	15	8
Performance participation allocation	71	71
	$18,779	$10,641

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

Cash Flows
The following table provides a breakdown of the net change in our cash, cash equivalents and restricted cash ($ in thousands).

Nine Months Ended September 30, 2025
Cash flows provided by operating activities	$10,750
Cash flows used in investing activities	(7,365)
Cash flows provided by financing activities	27,722
Net increase in cash, cash equivalents and restricted cash	$31,107
Cash flows provided by operating activities were $10.8 million and were primarily attributable to rental payments received from our real estate investments during the nine months ended September 30, 2025.
Cash flows used in investing activities were $7.4 million and were primarily attributable to capital expenditures for construction in progress during the nine months ended September 30, 2025.
Cash flows provided by financing activities related to the sale of $35.1 million of common stock during the nine months ended September 30, 2025, partially offset by a total of $7.3 million of distribution payments made on preferred stock, common stock and Class E units of our Operating Partnership and a total of $40,000 in repurchases of common stock during the nine months ended September 30, 2025.
Contractual Obligations and Commitments
The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2025 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Advanced general and administrative expenses(1)	$5,728	$573	$2,291	$2,291	$573
Advanced organization and offering expenses(1)	7,770	777	3,108	3,108	777
Mortgage indebtedness (2)	281,214	10,863	21,726	21,726	226,899
Ground lease	506,564	4,880	9,759	11,040	480,885
Total	$801,276	$17,093	$36,884	$38,165	$709,134
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
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Subsequent Events
Distributions
On October 31, 2025, we declared a distribution of $0.04326 per share for our Class E, Class I, Class A-I and Class A-II common stock and a distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on October 31, 2025. These distributions were paid on November 10, 2025 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan.
Capital Raising
Below is a table summarizing capital raising activities in our primary offerings subsequent to September 30, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
October 1, 2025	Class I	18,879	$203	$10.77
October 1, 2025	Class A-II (1)	252,946	$2,684	$10.61
November 3, 2025	Class I	22,284	$240	$10.77
November 3, 2025	Class A-II (1)	257,241	$2,727	$10.60
Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to September 30, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Purchase Price	Price per Share
October 10, 2025	Class I	1,017	$11	$10.77
October 10, 2025	Class E (2)	221	$3	$11.33
October 10, 2025	Class A-I (1)	10,157	$108	$10.62
October 10, 2025	Class A-II (1)	6,193	$66	$10.61
November 10, 2025	Class I	1,108	$12	$10.77
November 10, 2025	Class E (2)	222	$3	$11.35
November 10, 2025	Class A-I (1)	10,199	$108	$10.62
November 10, 2025	Class A-II (1)	7,210	$76	$10.60
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
All of our mortgage indebtedness as of September 30, 2025 was fixed rate debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate debt.

As of September 30, 2025, the fair value of our fixed rate debt was $195.6 million and the outstanding principal balance of our fixed rate debt was $194.9 million. The fair value of our fixed rate debt is estimated using a discounted cash flow analysis that considers the following factors: (1) differences between the contract rate and market rates as of the date of value, (2) the implied equity discount rate given the unleveraged discount rate and indicated leverage, and (3) impact of the debt from the perspective of market participants in the context of a sale of the property and concurrent transfer of the debt. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid or assumed) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three and nine months ended September 30, 2025 were previously reported.
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
Through September 30, 2025, we had sold the following shares of common stock and raised the following proceeds in connection with our Offering (in thousands, except share data):

	Shares	Proceeds
Primary Offering
Class I Shares	464,598	$4,875
Distribution Reinvestment Plan
Class I Shares	7,030	75
Total	471,628	$4,950
No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to purchases of Class I shares. As of September 30, 2025, we have not sold any Class T, Class S or Class D shares in the Offering. We intend to offer and sell shares in our public offering on a monthly basis.
From the commencement of our Offering through September 30, 2025, we incurred $7.3 million of organization and offering expenses related to the Offering. Our Adviser agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2026, the second anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2026.
As of September 30, 2025, we have primarily used the net proceeds from unregistered sales of Class E units of the Operating Partnership, the net proceeds from unregistered sales of Class A-I and A-II shares of our common stock, the net proceeds from the Offering and debt financings to acquire $374.5 million of real estate investments. During the three and nine months ended September 30, 2025, we did not acquire any real estate investments.

Share Repurchases
We have adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, and subject to a number of limitations in the share repurchase plan. As a result, share repurchases may not be available each month. The aggregate NAV of total repurchases of Class A-I, Class A-II, Class T, Class S, Class D, Class I and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock, if any, but excluding any Early Repurchase Deduction (as defined below) applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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
Shares held by our Adviser acquired as payment of our Adviser’s management fee will not be subject to the share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction, and will not be included in the calculation of our aggregate NAV for purposes of the 2% monthly or 5% quarterly limitations on repurchases. Notwithstanding the foregoing, we have adopted a policy that requires the affiliated-transactions committee of our board of directors to approve any repurchase request of our Adviser for Class E shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through the share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of the share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.
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

Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Shares are repurchased at a price equal to the transaction price in effect on the applicable Repurchase Date, subject to any Early Repurchase Deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price (“Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan nor will it apply in the following circumstances (subject to the conditions described in the share repurchase plan): repurchases resulting from death, qualifying disability or divorce; in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $500 minimum account balance; or due to trade or operational error. To have your shares repurchased, your repurchase request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share repurchases will generally be made within three business days of the Repurchase Date. Investors may withdraw their repurchase requests by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.
Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on our Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of our Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Our board of directors may make exceptions to, modify or suspend the share repurchase plan if it deems in its reasonable judgment such action to be in our best interest. Our board of directors will not terminate the share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs (2)
July 2025	3,767	$10.53	3,767	0.09%	—
August 2025	—	—	—	—	—
September 2025	—	—	—	—	—
Total	3,767	$10.53	3,767	0.09%	—
(1) All shares repurchased were repurchased through our share repurchase plan and all repurchase requests for the three months ended September 30, 2025 were satisfied. We funded our repurchases with cash flow from operations.
(2) Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all common stock outstanding, in each case, based on the NAV as of the last calendar day of the prior month.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Unregistered Sales of Equity Securities
On November 10, 2025, we issued 221.522 shares of Class E common stock at a price per share of $11.35 to two of the Company’s independent directors, for an aggregate purchase price of approximately $2.51 thousand.The shares issued to the independent directors pursuant to the Company’s distribution reinvestment plan were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act.
On November 10, 2025, we issued 10,198.567 shares of Class A-I common stock at a price per share of $10.62 for an aggregate purchase price of approximately $0.11 million and 7,210.482 shares of Class A-II common stock at a price per share of $10.60 for an aggregate purchase price of approximately $76.43 thousand.
The shares were issued pursuant to our distribution reinvestment plan to accredited investors in private placements. The offer and sale of the Class A-I and Class A-II shares are exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) thereof and Rule 506(c) of Regulation D promulgated thereunder. EQT Partners BD, LLC (the “Dealer Manager” ), an affiliate of our external advisor, serves as the dealer manager for our private offerings of Class A-I and Class A-II shares to accredited investors. Pursuant to the dealer manager agreement for the offerings, no fees, commissions or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager.
(b) Not applicable.
(c) During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a‑1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5‑1 trading arrangement” or any “non-Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)
3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 25, 2024)
3.3	Articles Supplementary of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 25, 2024)
3.4	Amended and Restated Bylaws of the Company (incorporated by referenced to Exhibit 3.2 to the Company’s Form 10-Q, filed August 31, 2023)
4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the Company’s prospectus, filed April 21, 2025)
10.1	Second Renewal Agreement of Amended and Restated Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and EQT Real Estate, LLC, dated July 31, 2025
31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Plan, effective as of March 18, 2024 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed March 25, 2024)
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT EXETER REAL ESTATE INCOME TRUST, INC.
November 13, 2025	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (Principal Executive Officer)

November 13, 2025	/s/ J. Peter Lloyd
Date	J. Peter Lloyd Chief Financial Officer and Director (Principal Financial Officer)