Form 10-K
period 2025-12-31
EQT Exeter Real Estate Income Trust, Inc.
filed 2026-03-20
CIK 1946997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 20, 2026, the registrant had the following shares of common stock outstanding: 2,457 shares of Class T common stock, 594,895 shares of Class I common stock, 2,787,504 shares of Class A-I common stock, 3,031,157 shares of Class A-II common stock, and 134,832 shares of Class E common stock. There were no shares of Class S common stock and Class D common stock outstanding.

Part I

References herein to “EQRT”, the “Company”, “we”, “us”, or “our” refer to EQT Exeter Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10‑K (the “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “may” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, including the impact of macroeconomic trends and market forces, statements with respect to acquisitions and repurchases, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

•
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•
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
•
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
•
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

•
We have no employees and are dependent on EQT Real Estate, LLC (“EQT Real Estate”, and in its capacity as our adviser, the “Adviser”), to conduct our operations. Our Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other EQT Real Estate Accounts (as defined below), the allocation of time of its investment professionals and the level of fees that we will pay to our Adviser. “Other EQT Real Estate Accounts” refers to other investment funds, programs, real estate investment trusts (“REITs”), entities and separate accounts formed, sponsored, advised or managed by EQT Real Estate or its affiliates.
•
Our offerings are being made on a “best efforts” basis. If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
•
Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•
There are limits on the ownership and transferability of our shares.
•
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
•
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•
The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•
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
•
Disruptions in the U.S. and global economies and financial markets may adversely impact or disrupt our business and may adversely impact the performance of our investments. The U.S. real estate markets continue to be impacted by the challenging macroeconomic environment, including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties and tariffs, trade disputes between the U.S. and foreign trading partners, inflationary pressures, elevated interest rates, ongoing conflicts such as in the Middle East and other geopolitical events generally. Our success is dependent on general market and economic conditions.

Item 1. Business

General Description of Business and Operations

EQT Exeter Real Estate Income Trust, Inc. was formed on September 2, 2022, as a Maryland corporation. We are an externally advised, perpetual-life REIT. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. We were organized to invest primarily in stabilized, income-oriented commercial real estate in the United States. We are the sole general partner of EQT Exeter REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of our Adviser, owns a special limited partner interest in the Operating Partnership. Substantially all of our business will be conducted through the Operating Partnership.

We commenced principal operations with the acquisition of our first real estate investment on March 20, 2024. As of December 31, 2025, we owned five industrial properties.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement between us and EQT Real Estate (the “Advisory Agreement”), we have delegated to EQT Real Estate the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. Affiliates of EQT Real Estate also have extensive experience in providing responsive and professional property management and leasing services as well as development and construction services. We have retained and expect to continue to retain an affiliate of EQT Real Estate to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed.

On August 1, 2023, we registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan (the “public offering” or the “Offering”). We intend to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25,000,000 of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, our sponsor, EQT AB (“EQT” or the “Sponsor”), their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued 6,220,000 Class E units to EQT Real Estate Holdings US, Inc. (“EQT Real Estate Holdings,” formerly known as EQT Exeter Holdings US, Inc.), an affiliate of our Sponsor, for an aggregate purchase price of $62,200,000, or $10.00 per unit. See “—Sponsor Commitment.” As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania. The purchase price per share for each class of common stock in the Offering will vary and will generally equal our prior month’s NAV per share as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

As of March 20, 2026, we have sold 587,356.42 Class I shares and 2,447.21 Class T shares in the primary portion of the Offering for gross offering proceeds of $6,231,258. We have issued 14,148.53 Class I shares and 9.59 Class T shares in the Offering pursuant to our distribution reinvestment plan for a total value of $151,775. As of March 20, 2026, we have not sold any Class S or Class D shares in the Offering. As of March 20, 2026, $4,993,616,967 in shares remain available for sale pursuant to the Offering, including up to $999,848,225 in shares pursuant to our distribution reinvestment plan.

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

As of March 20, 2026, we had received gross offering proceeds of $58,497,559 from the sale of our common stock in the primary portion of the private offerings (consisting of 2,657,137.69 Class A-I shares and 2,963,432.55 Class A-II shares), and we had issued 142,627.44 Class A-I shares and 67,724.91 Class A-II shares pursuant to our distribution reinvestment plan for a total value of $2,225,451.

Our Adviser and our Sponsor

We and the Operating Partnership are externally managed by our Adviser, an affiliate of our Sponsor. EQT Real Estate is a leading real estate operator and investment fund manager with over $34 billion of real estate equity under management on behalf of institutional investors and investors in us as of December 31, 2025. EQT Real Estate is the real estate division of EQT and was formed when EQT acquired EQT Real Estate, LLC (formerly known as Exeter Property Group, LLC) and its affiliates in April 2021. EQT Real Estate, LLC was founded in 2006 as a private real estate investment manager and vertically integrated operator that specializes in property sectors that depend heavily on “business to business” leasing, that is, leasing to corporate users of industrial, flex, life science and office properties. EQT Real Estate’s platform today includes two primary real estate verticals – industrial/logistics and multifamily/living – each staffed with dedicated sector specialists across the firm’s global platform.

EQT Real Estate believes its success is deeply rooted in its “tenant-centric” philosophy, which prioritizes direct tenant dialogue through in-house leasing, development and property management with teams specializing in specific property sectors and markets. EQT Real Estate’s vertically integrated operator-driven and “locals on the ground” approach is made possible by a multi-disciplinary team of over 400 real estate specialists across more than 50 offices globally. Our objective is to bring EQT Real Estate’s vertically integrated operator-driven approach, sector specific and “hyper-local” expertise, and scale to the non-listed REIT industry.

EQT, founded in 1994, is a Stockholm-based, publicly traded, private equity firm with €270 billion total assets under management (“Total AUM”)1 as of December 31, 2025 and whose funds operate across private equity, venture, growth, infrastructure and real estate. EQT is guided by forward-thinking, “future-proofed” investment themes and local, active value creation – characteristics shared with and central to EQT Real Estate’s approach to real estate investing.

Sponsor Commitment

EQT Real Estate Holdings, an affiliate of our Sponsor, has committed to purchase $200,000,000 in Class E shares of our common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their employees. As of March 20, 2026, EQT Real Estate Holdings had purchased 19,628,251.46 Class E units of the Operating Partnership for an aggregate purchase price of $197.1 million as part of the Sponsor Committed Amount. Class E shares and Class E units are not available for purchase in the Offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) our officers and directors. During the escrow period, the per share purchase price for Class E shares and Class E units was $10.00 per share or unit. After the close of the escrow period, Class E shares and Class E units are sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to the Adviser or the performance participation allocation to the Special Limited Partner.

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

•
generate current income in the form of regular stable cash distributions to achieve an attractive cash yield;
•
preserve and protect invested capital;

1 Total AUM is defined as the sum of (i) fee-paying assets under management (“FAUM”), (ii) value appreciation (depreciation) of investments in funds on which FAUM is calculated upon, (iii) fair market value of non-fee-generating co-investments and (iv) remaining commitments in active funds and committed capital yet to be fee-generating. EQT has €141 billion of FAUM.

•
provide a source of potential inflation protection and realize appreciation in net asset value from proactive investment management and asset management; and
•
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

•
focusing on property and portfolio acquisitions that will seek to offer diversification and strong cash-flows;
•
leveraging EQT Real Estate’s “hyper-local” market teams to inform prudent asset and market selection;
•
generating operational value with EQT Real Estate’s vertically integrated model to optimize occupancy and rental rates, leading to net operating income (“NOI”) growth potential;
•
pursuing properties with modern physical specifications and amenities that provide protection against obsolescence risk; and
•
delivering sustainable real estate solutions to our tenants, which may include energy efficiency and other related improvements.

To a lesser extent, we also plan to invest in real estate related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes.

After our ramp-up period, we will generally seek to invest:

•
At least 80% to 90% of our gross asset value in properties; and
•
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

Investments in Real Estate and Real Estate Related Securities

We intend to invest in primarily stabilized, income-oriented commercial real estate in the United States in a range of asset types, which may include a primary focus on themes that benefit the most from EQT Real Estate’s extensive experience as a real estate solutions provider to large corporate tenants. As of December 31, 2025, we owned five industrial properties. For an overview of our real estate investments, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Portfolio.”

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

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This will allow us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after our ramp-up period is approximately 50% to 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our real estate related securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. We will consider our ramp-up period to end after we have raised substantial offering proceeds and acquired a broad portfolio of equity real estate investments. Prior to that time, we will balance the goal of achieving our target leverage ratio with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. We cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise substantial offering proceeds. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above.

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

Sustainability

EQT Real Estate’s approach to sustainability is informed by and aligned with EQT’s mission to future-proof companies and contribute to long-term sustainable growth. With a dedicated sustainability team, EQT Real Estate applies this thinking to the needs and opportunities specific to our real estate investment management and property operations.

EQT Real Estate will prioritize sustainability to align with tenant demand in our target markets for sustainable, efficient and healthy places to do business and live. Additionally, we will align our sustainability actions to improvement opportunities as part of our investment strategy. These activities may include the following:

•
Incorporating environmental risk assessment in the due diligence and underwriting process for all acquisitions;
•
Applying EQT Real Estate’s platform approach to deployment of on-site solar, lighting retrofits and other technology, where applicable;
•
Aligning with industry standards such as Leadership in Energy and Environmental Design (“LEED”), Building Research Establishment Environmental Assessment Method (“BREEAM”), ENERGY STAR and others, as appropriate, to the specifics of each asset type; and
•
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

EQT Exeter Real Estate Income Trust, Inc. has a limited operating history. We may not be able to achieve our investment objectives. As of the date of this Annual Report, we have acquired five properties. We cannot assure you that the past experiences of our Adviser or its affiliates will be sufficient to allow us to achieve our investment objectives. As a result, an investment in our shares of common stock entails more risk than the shares of common stock of a REIT with a substantial operating history.

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

Events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility (including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties and tariffs, trade disputes between the U.S. and foreign trading partners, inflationary pressures, elevated interest rates, ongoing conflicts such as in the Middle East and other geopolitical events generally), may be prolonged and severe and could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. If we decide to satisfy all or a large amount of repurchase requests, our cash flow and liquidity could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

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

Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know the impact of them.

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

Our offerings are being made on a “best efforts” basis, meaning that the dealer manager for the offerings, EQT Partners BD, LLC (the “Dealer Manager”), is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the offerings may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We may change our investment and operational policies without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report and in our prospectus. Our board of directors has approved very broad investment guidelines with which we must comply, but these guidelines provide our Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition. We will notify stockholders of any material change to our investment and operational policies by disclosing such changes in a public filing such as a supplement to the prospectus, a current report on Form 8‑K and/or a periodic report on Form 10‑Q or Form 10‑K, as appropriate.

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

•
our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•
our inability to generate sufficient income from our investments;
•
high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•
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

Our directors and officers have duties to our Company and our stockholders under Maryland law and our charter in connection with their management of our Company. At the same time, we, as general partner, have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and to its partners may come into conflict with the duties of our directors and officers to our Company and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, if we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.Additionally, to the extent permitted by our charter, the partnership agreement expressly limits our liability, and provides for our indemnification, by providing that we and our officers, directors, employees and designees will not be liable to, and will be indemnified by, our Operating Partnership for losses of any nature unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and was committed in bad faith, was the result of active and deliberate dishonesty or constituted willful misconduct or gross negligence; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

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

The Dealer Manager has a limited operating history. The Dealer Manager may not be able to build and maintain a network of licensed broker-dealers, which failure could have a material adverse effect on our business and our public offering.

We have retained the Dealer Manager, an affiliate of our Adviser, to conduct our public and private offerings. The Dealer Manager has a limited operating history, and our public offering is the first offering conducted by the Dealer Manager. The success of our public offering, and our ability to implement our business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of licensed securities broker-dealers to sell our shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing a sufficient network of selected dealers to distribute shares in our public offering, our ability to raise offering proceeds will be limited and our investment strategy may be adversely affected. In addition, the Dealer Manager serves as a broker-dealer for other issuers that are our affiliates and may do so in the future. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between (i) our public offering and private offerings, on the one hand, and (ii) such other or future offerings, on the other, which could adversely affect our ability to raise proceeds through our public offering and private offerings as well as implement our investment strategy. Further, the selected dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

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

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•
staggering the board of directors into three classes;
•
requiring a two-thirds vote of stockholders to remove directors;
•
providing that only the board of directors can fix the size of the board;
•
providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•
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

•
80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•
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

We have incurred substantial organization and offering expenses. Although our Adviser has agreed to pay these costs on our behalf through March 19, 2027, we must reimburse our Adviser for them over a five-year period, subject to a cap. Although the net asset value of our shares will only be affected by this liability as it is paid, the net tangible book value of our shares is a GAAP figure and must reflect the full amount of the liability as of March 19, 2024, which is the date on which we broke escrow for our public offering, and thereafter, as incurred. Additionally, our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is the third anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date. Although the net asset value of our shares will only be affected by this liability as it is paid, under GAAP the net tangible book value of shares must reflect this liability as of the date on which we broke escrow for the public offering, and thereafter, as incurred. As a result, the net tangible book value of your shares will be less than the amount you paid for them. Moreover, purchasers of Class T, S and D shares have to pay an upfront commission for their shares, further widening the spread between your purchase price and the net tangible book value of your shares. As a result, you will experience immediate dilution in the net tangible book value of your investment.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts and war; and
•
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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information and operation systems, both internal and those provided by our Adviser and third-party service providers. Our Adviser may not be able to verify the risks or reliability of such third-party systems. The failure of one or more systems or the inability of such systems to satisfy our growing business could have a material adverse effect on us. The rapid evolution and increased adoption of artificial intelligence technologies, by us, our Adviser or third parties, may also heighten our cybersecurity risks by making cyberattacks more difficult to detect, contain and mitigate. Our Adviser and third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We are subject to risks associated with artificial intelligence and machine learning technology.

Technological developments in artificial intelligence, including machine learning, generative artificial intelligence and similar technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”), and their current and potential future applications including in the real estate, capital and financial markets, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving.

We and our Adviser intend to avail ourselves of the benefits, insights and efficiencies available through the use of AI. While the Adviser does not currently use AI to make investment recommendations, we and our Adviser currently utilize certain AI tools in a limited manner such as to support data collection, aggregation, storage, organization and summarization, and to assist with other operational, administrative, research and analytical support functions. Such uses are intended to enhance efficiency and are subject to human oversight. We expect to evaluate and selectively deploy AI to support operational and analytical functions.

We and our Adviser may also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our Adviser may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. The use of AI could also exacerbate or create new and unpredictable risks to our business and the Adviser’s business, including by potentially significantly disrupting the markets in which we operate or subjecting us and our Adviser to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us and our Adviser. The use of AI by bad actors could heighten the sophistication and effectiveness of cybersecurity attacks experienced by us and our Adviser. Further, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. AI’s reliance on large data sets and complex, sometimes opaque models may yield inaccurate, incomplete or biased outputs that could diminish the quality of any work product incorporating AI and adversely affect us or our Adviser. Certain data in such models will inevitably contain a degree of inaccuracy and error. As AI technology and its applications continue to develop rapidly, it is impossible to predict the future risks that may arise from such developments to our industry or business.

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

We are subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions (including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties and tariffs, trade disputes between the U.S. and foreign trading partners, ongoing conflicts such as in the Middle East and other geopolitical events generally);
•
future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•
risk of property obsolescence;
•
changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•
increased competition for properties targeted by our investment strategy;
•
bankruptcies, financial difficulties or lease defaults by our tenants, particularly for tenants with net leases for large properties;
•
inflation;
•
increasing or sustained elevated interest rates and lack of availability of financing; and
•
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

The current ongoing conflicts such as in the Middle East and other geopolitical events generally, have resulted in rising geopolitical tensions. As further military conflicts and economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events or how long they will last. Depending on direction and timing, such conflicts may exacerbate normal risks associated with the performance of our investments.

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

Certain countries have been susceptible to epidemics and pandemics, such as the novel coronavirus, known as COVID‑19. The outbreak of such epidemics or pandemics, and the uncertainties and disruptions resulting therefrom, have had and may in the future have a negative impact on the economy and business activity globally (including in the markets in which we expect to invest), and thereby could adversely affect the performance of our future investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics or pandemics could have particularly adverse impacts on certain industries and may also have particular negative effects on certain regions in which we may invest.

Inflation may adversely affect our financial condition and results of operations.

While the United States inflation rate has decreased from recent peaks, inflation remains elevated, and it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising or sustained periods of elevated inflation could have an adverse impact on our operating costs, including any floating rate mortgages and credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our rents, where applicable.

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

As of December 31, 2025, we had a concentration of credit risk with respect to our leases with Amazon.com Services LLC and Shoals Technologies Group, LLC.

As of December 31, 2025, the leases with Amazon.com Services LLC represent approximately 64% of our portfolio’s annualized base rent and the lease with Shoals Technologies Group, LLC represents approximately 16% of our portfolio’s annualized base rent. The obligations of Amazon.com Services LLC under its leases with us are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). The obligations of Shoals Technologies Group, LLC under its lease with us are guaranteed by its parent, Shoals Technologies Group, Inc. (“Shoals”). Due to this concentration of credit risk, sufficiently adverse developments with respect to Amazon’s or Shoals’ business such that their respective subsidiaries could not honor their lease obligations or such that Amazon or Shoals could not honor their respective guarantees would adversely affect our results of operations and financial condition and the value of your investment in us could decline substantially.

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

•
we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
•
we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•
acquired properties may fail to perform as expected;
•
acquired properties may be located in markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•
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

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, sustainability, real property, regulatory and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties will be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our Adviser’s reduced control of the functions that are outsourced. In the due diligence process and making an assessment regarding a potential investment, our Adviser will rely on the resources available to it, including information provided by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk-management procedures described in the prospectus, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.

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

•
The joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture.
•
Our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us.
•
Tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests.

•
The joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours.
•
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
•
Under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we could be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so.
•
Our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.
•
Under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital.
•
Under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time we determine it would be advantageous to exit.
•
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

We have invested and expect to continue to invest in industrial properties. The demand for industrial space in the U.S. is more strongly dependent on economic activity and trade regulation than other real estate sectors. For example, customers of industrial properties operate in industries including e-commerce, traditional retail, third-party logistics, warehousing and manufacturing, all of which may be adversely impacted by recently enacted and proposed changes to U.S. foreign trade policies, including tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other policies. Our performance may be more dependent on economic activity and trade regulation than that of real estate companies that do not invest in industrial properties.

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

Further, life science tenants may engage in research and development activities that involve controlled use of hazardous materials, chemicals, and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to make distributions to our stockholders. Together with our tenants, we must comply with federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and waste products. Failure to comply with these laws and regulations, or changes thereto, could adversely affect our business or our tenants’ businesses and their ability to make rental payments to us.

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

We have invested and expect to continue to invest in commercial properties subject to net leases that are occupied by a single tenant. The success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, net leases typically have longer lease terms, and thus there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized (or otherwise not respected as a lease), we might fail to satisfy the REIT qualification asset tests or gross income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.

If a tenant of a net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a taxable REIT subsidiary, which would subject income on the property to corporate-level taxation and reduce our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in taxable REIT subsidiaries under applicable rules, we may not be able to hold and operate the property in a taxable REIT subsidiary, which could result in the property and the related income not satisfying the REIT qualification asset and gross income tests and could jeopardize our REIT status.

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

The multifamily residential properties in which we may invest must comply with the FHAA, which requires that multifamily communities first occupied after March 13, 1991 be accessible to residents and visitors with disabilities. Compliance with the FHAA could require removal of access barriers to persons with disabilities, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

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

Increased levels of unemployment in residential markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, residential occupancy and rental rates have historically been adversely affected by:

•
oversupply or reduced demand for apartment homes;

•
rental residents deciding to share rental units and therefore rent fewer units;
•
potential residents moving back into family homes or delaying leaving family homes;
•
a reduced demand for higher-rent units;
•
a decline in household formation;
•
persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•
rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents sufficiently to offset increases in operating costs;
•
the inability or unwillingness of residents to pay rent increases; and
•
increased collection losses.

These factors generally have contributed to lower rental rates. To the extent that we invest in any residential properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected by these factors.

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

In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, our office properties may be affected by competition from shared office spaces (including co-working environments) and our warehouse industrial properties may be affected if supply chains evolve in a way that decreases the need for traditional warehousing. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of operations. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not be foreseeable at the time we make the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

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

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and real estate collateral relating to our investments and may include economic and market fluctuations, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in building, environmental, zoning and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the ongoing conflicts such as in the Middle East and other geopolitical events generally), changes in the demand for or real estate values generally and other factors that are beyond the control of our Adviser. Such changes may develop rapidly, and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments, which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, interest rates, inflation, energy costs, treaties and tariffs and geopolitical issues have contributed to increased volatility and uncertainty in the markets. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

We may invest from time to time in structured products, including pools of mortgages, loans and other real estate related securities. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, and certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We may invest in high-yield debt, which is subject to more risk than higher-rated securities.

Debt instruments that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), rated at an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by our Adviser to be of comparable quality are commonly referred to as “high-yield” securities.

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

Our results of operations, financial condition and business may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities) and derivative instruments, in addition to transaction or asset specific funding arrangements, on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•
general economic or market conditions;
•
the market’s view of the quality of our assets;

•
the market’s perception of our growth potential; and
•
our current and potential future earnings and cash distributions.

We may need to periodically access the capital markets to, among other things, raise cash to fund new investments, fund repurchases under our share repurchase plan and for other corporate purposes. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain financing on favorable terms or at all.

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

If we obtain variable rate financing in the future, increasing or sustained elevated interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. In the future we will likely obtain variable rate loans, and as a result, increases in interest rates or sustained elevated interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

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

Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. There is uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Advisor and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.

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

Our success is dependent upon our relationship with, and the performance of, our Adviser in the acquisition and management of our investments and our corporate operations. Our Adviser may suffer adverse financial or operational problems in connection with its business and activities unrelated to us and over which we have no control. Should our Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives.

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

•
the allocation of investment opportunities among Other EQT Real Estate Accounts sponsored, advised or managed by our Adviser and its affiliates (see “—Certain Other EQT Real Estate Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities” below);

•
the allocation of personnel and time among Other EQT Real Estate Accounts sponsored, advised or managed by our Adviser and its affiliates;
•
the acquisition of assets from, or the sale of assets to, Other EQT Real Estate Accounts; and
•
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

Furthermore, certain of the Other EQT Real Estate Accounts that invest in “value-add” real estate and real estate related assets in the United States (which often are undermanaged assets and with higher potential for equity appreciation) have priority over us with respect to such investment opportunities (together with future accounts with similar investment strategies, the “Select Value-Add EQT Real Estate Accounts”). As of December 31, 2025, there is one Select Value-Add EQT Real Estate Account currently investing in real estate in the United States. No Other EQT Real Estate Accounts other than the Select Value-Add EQT Real Estate Account have priority over us with respect to investment opportunities.

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

A conflict of interest arises where the financial or other benefits available to our Adviser or its affiliates differ among the programs and accounts that it manages. If the amount or structure of the management fee, the Special Limited Partner’s performance participation interest and/or our Adviser’s or its affiliates’ compensation differs among programs and accounts (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Adviser or its affiliates might be motivated to help certain programs or accounts over others. Similarly, the desire to maintain assets under management or to enhance our Adviser’s performance record or to derive other rewards, financial or otherwise, could influence our Adviser or its affiliates in affording preferential treatment to those programs or accounts that could most significantly benefit our Adviser or its affiliates. Our Adviser may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor certain programs or accounts. Additionally, our Adviser, our Sponsor or their affiliates might be motivated to favor other programs or accounts in which they have ownership interests. If an investment professional at our Adviser or its affiliates does not personally hold an investment in us but holds investments in other EQT Real Estate-affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

The fees we pay in connection with our offerings and the agreements we enter into with our Adviser, the Dealer Manager and their affiliates will not be determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Adviser and the Dealer Manager for services they provide us and the Special Limited Partner’s performance participation interest were not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among our Adviser, the Dealer Manager and their affiliates and us will not be negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, the Dealer Manager Agreement, property management and leasing agreements, development and construction agreements and any property-related corporate services and other agreements we may enter into with affiliates of our Adviser from time to time.

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

We may sell or purchase assets to or from our Adviser and its affiliates. Although such transactions will be subject to the approval of a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction, there is still a risk that the conflicts of interest inherent in such transactions could result in terms that are less favorable to us than they would be if the transactions were not with a related party. This risk is heightened on account of our directors’ reliance, at least in part, on our Adviser and its affiliates for information regarding the proposed and alternative transactions. The possibility of such related-party transactions makes an investment in our shares more speculative than it otherwise would be.

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

In addition to the risks related to conflicts of interests in this section, see “—Risks Related to Our Organizational Structure—The Dealer Manager has a limited operating history. The Dealer Manager may not be able to build and maintain a network of licensed broker-dealers, which failure could have a material adverse effect on our business and our public offering” and “—Risks Related to Our Organizational Structure—Our stockholders will not have the benefit of an independent due diligence review in connection with our offerings and, if a conflict of interest arises between us and our Adviser or the Dealer Manager, we may incur additional fees and expenses.”

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2024. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we may fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;
•
any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•
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

To qualify and maintain our qualification as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries for taxable years ending on or before December 31, 2025 (for taxable years beginning after December 31, 2025, that percentage limit is increased from 20% to 25%), and no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and qualify and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could reduce our income and amounts available for distribution to our stockholders.

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

•
a citizen or resident of the United States;
•
a corporation (or an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any State thereof or the District of Columbia;
•
an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
•
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

Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “international organizations” as foreign persons for this purpose. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were “regularly traded” on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. However, it is not anticipated that our common stock will be “regularly traded” on an established market.

On October 20, 2025, the Treasury and the IRS released proposed regulations (“2025 Proposed Regulations”) that would reverse the domestic “C” corporation look-through rule in the Final Regulations. The 2025 Proposed Regulations would apply to transactions on or after the date they are finalized. However, taxpayers would be allowed to apply the 2025 Proposed Regulations to transactions occurring on or after the effective date of the Final Regulations (April 25, 2024), but before finalization of the 2025 Proposed Regulations. Taxpayers are also permitted to rely on the 2025 Proposed Regulations pending finalization. We may choose to rely on the 2025 Proposed Regulations prior to their finalization and, if finalized, may choose to apply them to prior periods. The 2025 Proposed Regulations may be withdrawn prior to their finalization, or may never be finalized. If finalized, final regulations may differ, possibly materially, from proposed regulations. Prospective investors are urged to consult with their tax advisors regarding the application and possible impact of these rules.

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

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, subject to certain limitations and requirements, taxpayers that are individuals, trusts or estates may generally be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us). The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%.

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

We may acquire mezzanine loans, for which the Internal Revenue Service (“IRS”) has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or the gross income tests and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirements for a taxable year.

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

•
the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•
the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•
the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•
the investment will not impair the liquidity of the trust, plan or IRA;
•
the investment will not produce “unrelated business taxable income” for the plan or IRA;
•
our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•
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

•
Risk Identification: EQT utilizes a combination of internal processes and third-party services to identify potential information security vulnerabilities and threats. This includes threat intelligence, vulnerability management and various security assessments.
•
Risk Assessment: Identified risks are assessed and ranked on at least an annual basis using a likelihood and impact assessment as part of EQT’s enterprise risk framework. In addition, the security team has an information security risk management process in place, through which risks are continuously assessed, managed and reported upon.
•
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
•
Incident Management: EQT has implemented a security incident response plan for prompt and effective handling of cyber incidents. This plan is executed by a tiered response team: a 24/7 Security Operations Center serves as the first line of defense, followed by EQT’s internal security team as the second tier, and an expert incident response and forensics firm as the third. Additional support from external legal counsel is available when necessary. The strategy ensures collaboration with key functions like Risk, Regulatory & Compliance, Corporate Legal and Communications. Detailed playbooks within the plan outline specific actions for various security incident types. At the corporate level, an incident reporting and management process involves EQT’s Chief Information Security Officer (“CISO”) and EQT’s Risk, Regulatory and Compliance team. Should an incident pertain to cybersecurity, it activates the security incident response plan.

•
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
•
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

Governance and Oversight

EQT’s cybersecurity governance structure is led by the CISO, responsible for EQT’s cybersecurity program. The CISO has many years of experience working with cybersecurity, business continuity, risk management and technology across several industries. The CISO reports to the Information Security Steering Committee (the “Steering Committee”), comprised of select Executive Committee members of EQT. The Steering Committee receives quarterly updates from the CISO. Furthermore, the CISO also reports annually to EQT’s Audit Committee and twice a year to a member of EQT’s board appointed to oversee cybersecurity risk. In addition, the Group Risk Function reports to the Risk Committee at least three times per year.

At the EQRT level, oversight of cybersecurity is the responsibility of our board of directors, receiving at least annual updates on EQT’s cybersecurity program and receiving prompt notice regarding any material cybersecurity incidents that are relevant to EQRT, as well as ongoing updates regarding such incidents. EQT’s cybersecurity program and processes also provide incident escalation to our Chief Financial Officer for any security incidents that meet pre-established reporting thresholds. EQRT’s Chief Financial Officer determines if any cybersecurity events have taken place at the EQRT level and assesses whether those events are material to EQRT based on quantitative and qualitative criteria determined by EQRT’s management, supported by external advisors. When determining the materiality of a cybersecurity event, EQRT considers the actual and potential impact on EQRT’s operations, strategy, performance, cash flows and financial condition. EQRT adheres to EQT’s Incident Handling Playbook and employee awareness training requirements.

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

Item 2. Properties

As of December 31, 2025, we owned five industrial properties. For an overview of our real estate investments, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Principal Executive Offices

Our principal executive offices are located at Five Radnor Corporate Center, 100 Matsonford Road, Suite 250, Radnor, Pennsylvania 19087.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 20, 2026, we had five stockholders of record of Class E common shares, 92 stockholders of record of Class I common shares, 242 stockholders of record of Class A-I common shares, 401 stockholders of record of Class A-II common shares, two stockholders of record of Class T common shares and no holders of record of Class S or Class D common shares. In addition, there were 19,628,251.46 Class E units of our Operating Partnership outstanding, held by EQT Real Estate Holdings.

Market Information

We are conducting a public offering of our common stock on a “best efforts” basis through EQT Partners BD, LLC (the “Dealer Manager”), a registered broker-dealer affiliated with the Adviser. We are offering to the public four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares. The differences among the share classes in the public offering relate to upfront selling commissions, dealer manager fees and ongoing distribution fees. No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to Class I shares.

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

The Dealer Manager reallows (pays) all or a portion of the distribution fees to selected dealers and servicing broker-dealers, and will rebate distribution fees to us to the extent a broker-dealer is not eligible to receive them. All outstanding Class T, Class S and Class D shares, including those purchased under the distribution reinvestment plan, are subject to ongoing distribution fees. We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, 8.75% (or a lower limit as set forth in the applicable agreement between the Dealer Manager and a selected dealer at the time such shares were issued) of the gross proceeds from the sale of such shares and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan) (collectively, the “Fee Limit”). At the end of such month, each such Class T share, Class S share or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.

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

The determination of our NAV per share is conducted in accordance with our valuation policies and procedures. For a detailed discussion of the methodology and assumptions used in determining the NAV per share, please refer to “Net Asset Value” below and the “Net Asset Value Calculation and Valuation Guidelines” section of our prospectus.

The following table presents our monthly NAV per share for each of the seven classes of our common stock as of the last calendar day of each month since we commenced calculating our NAV through December 31, 2025:

	Class T	Class S	Class D	Class I	Class E	Class A-I	Class A-II
	Shares	Shares	Shares	Shares	Shares	Shares	Shares
March 31, 2024	$—	$—	$—	$—	$9.99	$—	$—
April 30, 2024	—	—	—	—	10.00	—	—
May 31, 2024	—	—	—	—	10.03	—	—
June 30, 2024	—	—	—	—	10.05	—	—
July 31, 2024	—	—	—	—	10.09	—	—
August 31, 2024	—	—	—	—	10.05	—	—
September 30, 2024	—	—	—	10.01	10.01	—	—
October 31, 2024	—	—	—	10.66	10.75	10.70	—
November 30, 2024	—	—	—	10.55	10.88	10.29	—
December 31, 2024	—	—	—	10.61	10.94	10.46	—
January 31, 2025	—	—	—	10.65	11.03	10.45	—
February 28, 2025	—	—	—	10.61	11.00	10.41	10.42
March 31, 2025	—	—	—	10.50	10.89	10.31	10.32
April 30, 2025	—	—	—	10.61	11.02	10.41	10.48
May 31, 2025	—	—	—	10.68	11.14	10.50	10.52
June 30, 2025	—	—	—	10.74	11.23	10.56	10.57
July 31, 2025	—	—	—	10.73	11.25	10.57	10.56
August 31, 2025	—	—	—	10.77	11.33	10.62	10.61
September 30, 2025	—	—	—	10.77	11.35	10.62	10.60
October 31, 2025	—	—	—	10.83	11.44	10.68	10.67
November 30, 2025	—	—	—	10.84	11.47	10.70	10.67
December 31, 2025	10.86	—	—	10.87	11.53	10.73	10.70

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

Our Adviser has agreed to several support measures. For purposes of calculating our NAV, the organization and offering expenses advanced, waived or paid by our Adviser will not be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Adviser for these costs. In addition, for purposes of calculating our NAV, the general and administrative expenses paid by the Adviser through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is the third anniversary of the date on which we broke escrow in our public offering, are not recognized as expenses or as a component of equity and are not reflected in our NAV until we reimburse the Adviser for these expenses.

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

December 31, 2025 NAV

Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of December 31, 2025 as well as Class E units of our Operating Partnership held by an affiliate of our Sponsor. The following table provides a breakdown of the major components of our total NAV as of December 31, 2025 ($ and shares/units in thousands):

Components of NAV	December 31, 2025
Investments in real estate at fair value	$469,309
Cash and cash equivalents	13,248
Restricted cash	5,596
Other assets	1,463
Mortgage notes at fair value, net of deferred financing costs	(194,719)
Other liabilities	(3,292)
Management fee payable	(40)
Accrued performance participation allocation	(535)
Accrued distribution fees (1)	0
Preferred stock	(220)
Net asset value	$290,810
Number of outstanding shares/units	25,632

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1) Distribution fees only apply to Class T, Class S and Class D common shares. For purposes of calculating our NAV, we recognize the distribution fees as a reduction of our NAV on a monthly basis as such fee is paid. Under accounting principles generally accepted in the United States of America (“GAAP”), we accrue the lifetime cost of the distribution fees as an offering cost at the time we sell Class T, Class S or Class D common shares. As of December 31, 2025, we had accrued $132 of distribution fees under GAAP payable to the Dealer Manager related to the sale of Class T shares. The Dealer Manager does not retain any of these fees. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to selected dealers and servicing broker-dealers, and will rebate distribution fees to us to the extent a broker-dealer is not eligible to receive them.

The following table sets forth our total NAV and NAV per share/unit by class as of December 31, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class T Shares	Class I Shares	Class A-I Shares	Class A-II Shares	Class E Shares	Class E Units	Total
Net asset value	$2	$5,848	$29,595	$27,922	$1,148	$226,295	$290,810
Number of outstanding shares/units (1)	0	538	2,757	2,609	100	19,628	25,632
NAV per share/unit as of December 31, 2025	$10.86	$10.87	$10.73	$10.70	$11.53	$11.53

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1) There were 223.03 shares of Class T common stock outstanding as of December 31, 2025.

Consistent with our valuation guidelines, our investments in real estate are initially valued at cost, which we expect to represent fair value at that time. In the future, as we establish new values for our newly acquired real estate investments, we will provide information on key assumptions used in the valuation methodology and a sensitivity analysis related thereto.

The valuation of our investments in real estate as of December 31, 2025 was provided by our independent valuation advisor, except that the recently acquired Torrance Property was valued at cost in accordance with our valuation guidelines. The weighted averages for certain key assumptions that were used by our independent valuation advisor in the discounted cash flow analysis are set forth in the following table.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.40%	5.95%

A change in these assumptions would impact the calculation of the value of the investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on the value of the investments in real estate:

Input	Hypothetical Change	Industrial Property Values
Discount Rate	0.25% decrease	1.92%
(weighted average)	0.25% increase	(1.83%)
Exit Capitalization Rate	0.25% decrease	2.62%
(weighted average)	0.25% increase	(2.38%)

The following table reconciles equity and redeemable non-controlling interest per our Consolidated Balance Sheets as of December 31, 2025 to our NAV ($ shown in thousands):

Reconciliation of Equity and Redeemable Non-controlling Interest to NAV	December 31, 2025
Total equity under GAAP	$5,252
Redeemable non-controlling interest	226,295
Total equity and redeemable non-controlling interest under GAAP	$231,547
Adjustments:
Accrued distribution fees	0
Preferred stock and accumulated dividends	(220)
Organization, offering and operating expenses	14,343
Straight-line rent receivable	(7,647)
Unrealized real estate and borrowings appreciation, net	39,351
Accumulated depreciation and amortization	16,536
Finance lease-related assets and liabilities recognized under ASC 842	(3,100)
NAV	$290,810

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

The following describes the adjustments to reconcile GAAP equity and redeemable non-controlling interest per our Consolidated Balance Sheet to our NAV:

•
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2027, the third anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2027. For purposes of calculating our NAV, the organization and offering expenses advanced, waived or paid by our Adviser will not be recognized as expenses or as a component of equity and are not reflected in our NAV until we pay our Adviser for these costs. Our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, the third anniversary of the date on which we broke escrow for the Offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date. These advanced general and administrative expenses are not recognized as expenses or as a component of equity and are not reflected in our NAV until we reimburse the Adviser for these expenses.
•
We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.
•
In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities. Such depreciation and amortization is not recorded for purposes of determining our NAV.

•
Our investments in real estate are presented at historical cost, net of depreciation expense, in our GAAP consolidated financial statements. Additionally, our mortgage notes are presented at their carrying values in our consolidated financial statements. As such, any changes in the fair market values of our investments in real estate or our mortgage notes are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and mortgage notes are recorded at fair value.
•
In accordance with GAAP, we recognize right-of-use assets and corresponding lease liabilities for finance leases on our Consolidated Balance Sheet. Such assets and liabilities are not recorded for purposes of determining our NAV.
•
Accrued distribution fees represent the accrual for the cost of the distribution fees for Class T, Class S and Class D common shares. Under GAAP, we accrue the lifetime cost, up to the applicable fee limit, of the distribution fees as an offering cost at the time we sell Class T, Class S or Class D common shares. Refer to Note 7 to our consolidated financial statements for further details of the GAAP treatment regarding the distribution fees. For purposes of calculating NAV, we recognize the distribution fees as a reduction to NAV on a monthly basis when such fees are paid.

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

Beginning in April 2024, we have declared monthly distributions for each outstanding class of our common stock with a record date as of the close of business as of the last calendar day of each month. The tax characterization of our distributions paid in 2025 is 100% return of capital. The distributions declared as of the December 31, 2025 record date were paid in January 2026 and are excluded from the analysis as they are considered a 2026 tax event. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.” for details on the distributions declared for each of our share classes for the year ended December 31, 2025.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the year ended December 31, 2025 were previously reported in a Quarterly Report on Form 10‑Q or a Current Report on Form 8‑K.

Use of Proceeds

On August 1, 2023, our Registration Statement on Form S‑11 (File No. 333‑273163) with respect to the Offering was declared effective under the Securities Act. We commenced the Offering on August 1, 2023 upon retaining the Dealer Manager, an affiliate of our Adviser, as the dealer manager for the Offering. We are offering on a continuous basis up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan. We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. Each class of shares is sold at the then-current transaction price, which will generally be the prior month’s NAV per share for such class, plus applicable upfront selling commissions and dealer manager fees.

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

Through December 31, 2025, we had sold the following shares of common stock and raised the following proceeds in connection with our Offering (in thousands, except share data):

	Shares	Gross offering proceeds	Upfront selling commissions and dealer manager fees		Net offering proceeds
Primary Offering
Class I Shares	534,431	$5,629	$-	(1)	$5,629
Class T Shares	223	3	0	(2)	3
Distribution Reinvestment Plan
Class I Shares	10,296	110	-		110
Total	544,950	$5,742	$0		$5,742

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1) No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to the purchase of Class I shares.

(2) We also pay the Dealer Manager selling commissions over time as distribution fees. See “Market Information” above.

As of December 31, 2025, we have not sold any Class S or Class D shares in the Offering. We intend to offer and sell shares in our public offering on a monthly basis.

From the commencement of our Offering through December 31, 2025, we incurred the following offering expenses related thereto (in thousands):

Offering Expenses
Upfront selling commissions (1)	$0
Dealer manager fees (1)	0
Distribution fees (1)	0
Other offering expenses (2)	7,322
Total offering expenses	$7,322

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1) From the commencement of our Offering through December 31, 2025, we incurred $84.54 of upfront selling commissions and dealer manager fees, and $1.75 of distribution fees. Under GAAP, we accrue the lifetime cost of the distribution fees as an offering cost at the time we sell Class T, Class S or Class D shares. As of December 31, 2025, we had accrued $132 of distribution fees under GAAP payable to the Dealer Manager related to the sale of Class T shares.

(2) Our Adviser agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2027, the third anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2027.

As of December 31, 2025, we have primarily used the net proceeds from unregistered sales of Class E units of the Operating Partnership, the net proceeds from unregistered sales of Class A-I and Class A-II shares of our common stock, the net proceeds from the Offering and debt financings to acquire $428.2 million of investments in real estate.

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

Shares held by our Adviser acquired as payment of our Adviser’s management fee will not be subject to our share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction, and will not be included in the calculation of our aggregate NAV for purposes of the 2% monthly or 5% quarterly limitations on repurchases. Notwithstanding the foregoing, we have adopted a policy that requires the affiliated-transactions committee of our board of directors to approve any repurchase request of the Adviser for Class E shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.

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

For the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs(2)
October 2025	-	-	-	-	-
November 2025	-	-	-	-	-
December 2025	15,105	$10.69	15,105	0.07%	-
Total	15,105	$10.69	15,105	0.07%	-

(1) All shares repurchased were repurchased through our share repurchase plan and all repurchase requests for the three months ended December 31, 2025 were satisfied. We funded our repurchases with cash flow from operations.

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

•
generate current income in the form of regular stable cash distributions to achieve an attractive cash yield;
•
preserve and protect invested capital;
•
provide a source of potential inflation protection and realize appreciation in net asset value from proactive investment management and asset management; and
•
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

We plan to own all or substantially all of our assets through our operating partnership, EQT Exeter REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”), of which we are the sole general partner.

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

From September 2, 2022 (the date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock. We have registered with the SEC an offering of up to $5.0 billion in shares of common stock (the “public offering” or the “Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25.0 million of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued approximately 6.2 million Class E units to EQT Real Estate Holdings US, Inc. (“EQT Real Estate Holdings”, formerly known as EQT Exeter Holdings US, Inc.), an affiliate of our Sponsor, for an aggregate purchase price of $62.2 million, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania.

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

As of March 20, 2026, we had received cumulative gross proceeds from our public and private offerings of $67.1 million from the sale of approximately 6.4 million shares of our common stock, including the shares issued pursuant to our distribution reinvestment plan. We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and our private offerings. Additionally, as of March 20, 2026, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount. See the discussion of the Sponsor Committed Amount under “—Liquidity and Capital Resources” below.

The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we acquire such assets. As of March 20, 2026 we owned five industrial properties.

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

The U.S. real estate market experienced improving conditions during 2025, reflecting greater macroeconomic stability, moderating inflation, and a gradual recovery in investor confidence. Following the aggressive monetary tightening cycle of 2022 and 2023, the Federal Reserve maintained a more measured policy stance, holding the federal funds rate in a target range of approximately 4.25% to 4.50% through much of 2025 (Source: Federal Reserve, 2025). This period of interest rate stability contributed to improved visibility around borrowing costs and underwriting assumptions, supporting increased transaction activity across commercial real estate markets.

Inflation continued to moderate during 2025, with headline consumer price inflation trending closer to the Federal Reserve’s long-term target and remaining well below peak levels observed in 2022 (Source: U.S. Bureau of Labor Statistics, 2025). As inflation expectations stabilized, capital markets participants demonstrated increased willingness to transact, particularly for assets with durable cash flows and long-term demand fundamentals.

Against this backdrop, commercial real estate investment activity improved meaningfully in 2025 compared to the prior year. According to industry data, U.S. commercial real estate transaction volumes increased by more than 20% year-over-year, with full-year volumes estimated at approximately $545 billion, and quarterly investment activity reaching its highest levels since 2022 (Source: Altus Group, 2025; Seeking Alpha, 2025). Industrial, residential, and digital infrastructure assets accounted for a significant share of total investment volumes, reflecting continued investor preference for property types supported by secular demand drivers.

We believe these market conditions have continued to create a favorable environment for disciplined buyers with access to capital and without legacy balance-sheet constraints. During 2025, we continued to expand our industrial asset exposure with the acquisition of an in-fill located, last-mile facility in a major U.S. urban market. For an overview of our real estate investments, see “— Portfolio” below for additional details.

Our Adviser, in its experience as the third-largest owner of industrial real estate by global portfolio square footage (Source: CoStar, 2025) and the third-largest U.S. industrial owner and manager by U.S. domestic portfolio square footage (Source: Green Street, 2025), believes that assets such as those we have acquired are well positioned to benefit over the long term from structural tailwinds, including continued e-commerce adoption, supply chain reconfiguration, and sustained demand for modern logistics infrastructure. These investments align with our core investment thesis focused on supply-chain industrial. Our Adviser remains well positioned to capitalize on opportunities across the industrial spectrum, including distribution and storage facilities (such as big-box warehouses, last-mile facilities, and cold storage), as well as light industrial, flex/office-warehouse, industrial service facilities, and industrial outdoor storage properties.

We may also invest in specialized office assets (research-oriented properties including research and development campuses, laboratory space, and biomanufacturing facilities – all of which are less sensitive to “hybrid work” trends and more correlated to growth and innovation in the healthcare sector), consumer-oriented property types, including for-rent residential, self-storage, grocery-anchored retail, and hospitality assets, as well as other digital infrastructure properties such as cell-tower ground leases. Where applicable, our Adviser will continue to target markets characterized by strong demographic trends, research activity, and ongoing investment in manufacturing, life sciences, healthcare, and higher education.

Our Adviser believes there is a growing opportunity for core real estate capital to take advantage of secular tailwinds behind the data center or digital infrastructure space. Demand for data center assets remained strong in 2025, driven by continued growth in cloud computing, artificial intelligence workloads, and enterprise digitalization. Investment activity in the sector has increasingly favored scaled platforms and infrastructure-adjacent locations with access to power, connectivity, and long-term tenant demand, areas which align with the Adviser’s national industrial footprint and deep expertise in the data center space.

Looking ahead, while macroeconomic conditions in 2025 have provided greater clarity around interest rates, inflation, and pricing expectations, uncertainty remains. The trajectory of the real estate market will continue to be influenced by future Federal Reserve policy decisions, capital market liquidity, and leasing fundamentals across major property sectors. We will continue to actively monitor economic and industry-specific developments to adjust our investment strategy as appropriate.

2025 Highlights

Operating Results:

•
Beginning in April 2024, we have declared monthly distributions. Monthly net distributions declared totaled $12.0 million for the year ended December 31, 2025, including $9.8 million of net distributions related to Class E units of the Operating Partnership owned by EQT Real Estate Holdings. The details of the annualized distribution rates and total returns as of December 31, 2025 are shown in the following table.

	Class I Shares	Class T Shares	Class E Shares	Class A-I Shares	Class A-II Shares
Annualized Distribution Rate(1)	4.79%	3.93%	4.53%	4.85%	4.87%
Year-to-Date Total Return, without upfront selling commissions(2)	7.31%	0.51%	10.17%	7.53%	6.94%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	n/a	-2.89%	n/a	n/a	n/a
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	10.75%	0.51%	13.10%	10.74%	6.94%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	n/a	-2.89%	n/a	n/a	n/a

(1)
The annualized distribution rate is calculated as the December 31, 2025 monthly net distribution (which represents the gross distribution less distribution fees for the applicable class of common stock) annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses.
(2)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any net distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. We believe total return is a useful measure of the overall investment performance of our shares.
(3)
The inception date was September 3, 2024 for Class I shares, October 1, 2024 for Class A-I shares, February 3, 2025 for Class A-II shares, and December 1, 2025 for Class T shares. For purposes of this performance illustration, the Class E inception date is March 20, 2024, the date we commenced principal operations in connection with the acquisition of our first real estate investment.

Investment:

•
On December 23, 2025, we acquired a 76,007 square foot last mile industrial facility on approximately 9.6 acres of land in Torrance, California (the “Torrance Property”). Construction was completed on the Torrance Property in 2000, and the Torrance Property is 100% leased to a single tenant. The purchase price of the Torrance Property was approximately $51.5 million, exclusive of closing costs. We funded the acquisition of the Torrance Property with cash on hand, which primarily consists of proceeds from the offerings of our shares of common stock.

Portfolio

Investments in Real Estate

As of December 31, 2025, we owned five industrial properties encompassing, in the aggregate, approximately 2.6 million rentable square feet. We acquired each of these properties from third parties unaffiliated with us or our Adviser. The following table is a summary of our real estate portfolio as of December 31, 2025:

Property	Location	Rentable Square Feet	Date Acquired	Property Type	Purchase Price(1)	Annualized Base Rent(2)	Average Annualized Base Rent	Average Remaining Lease Term	Occupancy
					(in thousands)	(in thousands)	per Sq. Ft. (3)	in Years
Georgetown Property	Georgetown, TX	449,642	3/20/2024	Industrial	$60,933	$3,809	$8.47	7.92	100%
Middletown Property	Middletown, PA	1,219,021	8/14/2024	Industrial	$170,500	$11,130	$9.13	8.83	100%
Nashville Property	Portland, TN	638,330	8/15/2024	Industrial	$75,000	$5,742	$9.00	9.83	100%
Washington Property(4)	Tukwila, WA	202,464	10/16/2024	Industrial	$81,500	$11,787	$58.22	10.33	100%
Torrance Property	Torrance, CA	76,007	12/23/2025	Industrial	$51,500	$2,979	$39.19	10.00	100%

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

As our real estate investments are comprised 100% of industrial properties as of December 31, 2025, a diversification chart by property type is not presented, as it would not provide any additional meaningful insight into the composition of the portfolio.

The following chart further describes the geographic diversification of our real estate investments as of December 31, 2025 (percentage is based on the December 31, 2025 fair value of the real estate investments).

Geographic
25%
38%
19%
18%
Southwest
Northeast
Southeast
Northwest

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

Significant Tenants

As of December 31, 2025, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our Annualized Base Rent. The following table is a summary of our significant tenants as of December 31, 2025:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio Rentable Sq. Ft. Leased	Annualized Base Rent (in thousands)	% of Portfolio Annualized Base Rent	Average Annualized Base Rent per Square Foot(1)	Lease Expiration(2)
Amazon.com Services LLC (3)	Middletown Property	E-commerce	1,219,021	47%	$11,130	31%	$9.13	10/31/2034
Amazon.com Services LLC (3)	Washington Property	E-commerce	202,464	8%	$11,787	33%	$58.22	4/30/2036
Shoals Technologies Group, LLC	Nashville Property	Renewable energy	638,330	25%	$5,742	16%	$9.00	10/31/2035
GAF Energy LLC	Georgetown Property	Renewable energy	449,642	17%	$3,809	11%	$8.47	11/30/2033

(1)
Average annualized base rent per square foot is calculated as the Annualized Base Rent divided by the leased rentable square feet.
(2)
Represents the expiration date of the leases and does not take into account any tenant renewal or termination options.
(3)
As of December 31, 2025, the leases with Amazon.com Services LLC represent approximately 64% of our portfolio Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with us are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). Amazon is a public company that is subject to the filing requirements of the Securities and Exchange Act of 1934, as amended. Amazon is required to file its audited financial statements in its Annual Reports on Form 10-K and its unaudited interim financial statements in its Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s filings with the SEC is solely for the information of investors. Amazon’s filings with the SEC should not be considered a part of or as incorporated by reference in this Annual Report.

Portfolio Lease Expirations

The following table sets forth a schedule of expiring leases for our real estate portfolio by number of leases, Annualized Base Rent and rentable square feet as of December 31, 2025:

Year of Expiration(1)	Number of Leases Expiring	Annualized Base Rent (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring

2026	-	-	-	-	-
2027	-	-	-	-	-
2028	-	-	-	-	-
2029	-	-	-	-	-
2030	-	-	-	-	-
2031	-	-	-	-	-
2032	-	-	-	-	-
2033	1	3,809	11%	449,642	17%
2034	1	11,130	31%	1,219,021	47%
2035	2	8,721	25%	714,337	28%
Thereafter	1	11,787	33%	202,463	8%
Total	5	$35,447	100%	2,585,463	100%

(1)
Represents the expiration date of the leases and does not take into account any tenant renewal or termination options.

Results of Operations

From September 2, 2022 (the date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock and we had not commenced principal operations. As such, comparative results for the years ended December 31, 2024 and 2023 have not been presented. On March 20, 2024, we commenced principal operations with the acquisition of the Georgetown Property, which represented our initial real estate investment. We acquired three additional properties on August 14, 2024, August 15, 2024 and October 16, 2024, respectively. As such, our results of operations for the year ended December 31, 2024 reflect operating activity for a partial year and limited periods of ownership for these properties. Comparatively, we owned five real estate investments as of December 31, 2025 with the fifth real estate investment acquired on December 23, 2025. Consequently, comparisons of our results of operations for the years ended December 31, 2025 and 2024 may not provide meaningful insights for investors evaluating our business performance or financial condition.

Comparison of the year ended December 31, 2025 versus the year ended December 31, 2024

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Years Ended
	December 31,
	2025	2024	Change
Revenues
Rental revenue	$36,888	$13,338	$23,550
Total Revenues	36,888	13,338	23,550
Expenses
Rental property operating expenses	4,325	1,564	2,761
General and administrative expenses	3,540	3,733	(193)
Organization expenses	—	1,187	(1,187)
Management fee	315	15	300
Performance participation allocation	535	71	464
Depreciation and amortization	14,208	4,905	9,303
Total Expenses	22,923	11,475	11,448
Other Income (Expense)
Interest income	1,992	398	1,594
Interest expense	(17,842)	(5,211)	(12,631)
Total Other Income (Expense)	(15,850)	(4,813)	(11,037)
Net (Loss)	$(1,885)	$(2,950)	$1,065
Dividends to preferred stockholders	$(22)	$(22)	$—
Net loss attributable to redeemable non-controlling interest	892	2,781	(1,889)
Net (loss) attributable to common stockholders	$(1,015)	$(191)	$(824)

Rental revenue

Rental revenue primarily consists of base rent from tenant leases at our properties.

For the years ended December 31, 2025 and 2024, we earned $36.9 million and $13.3 million of rental income from our real estate investments, respectively. The $23.6 million increase in rental revenue was primarily attributable to the longer period of ownership of our real estate investments during the year ended December 31, 2025, compared to the year ended December 31, 2024, as a result of the timing of property acquisitions and the absence of a full year of operations in 2024.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Rental property operating expenses include, among other expenses, insurance, utilities, real estate taxes and repair and maintenance expenses.

For the years ended December 31, 2025 and 2024, rental property operating expenses were $4.3 million and $1.6 million, respectively. The $2.8 million increase in rental property operating expenses was primarily attributable to the longer period of ownership of our real estate investments during the year ended December 31, 2025, compared to the year ended December 31, 2024, which reflected only partial-year operating activity due to the timing of property acquisitions.

General and administrative and organization expenses

General and administrative expenses include but are not limited to corporate-level expenses such as audit fees, legal expenses, transfer agent expenses and fund administration expenses.

For the years ended December 31, 2025 and 2024, general and administrative expenses were $3.5 million and $3.7 million, respectively. The $0.2 million decrease was due to a one-time expense recognition upon us breaking escrow in the Offering during the year ended December 31, 2024, whereas the year ended December 31, 2025 reflect only normal, recurring general and administrative expenses. As a result, the years ended December 31, 2025 and 2024 are not directly comparable with respect to general and administrative expenses.

For the year ended December 31, 2025, we did not record any organization expenses and we do not expect to incur additional material organization expenses in the future as our formation is complete and we have commenced principal operations. For the year ended December 31, 2024, organization expenses were $1.2 million, which represented a one-time expense recognition upon us breaking escrow in the Offering. As a result, the years ended December 31, 2025 and 2024 are not directly comparable with respect to organizational expenses.

For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Management fees

Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement.

For the years ended December 31, 2025 and 2024, we incurred $0.3 million and $15,000 of management fees, respectively. The increase of $0.3 million in management fees was primarily attributable to the expiration of the management fee waiver on September 30, 2024. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the first three quarters of 2024. By contrast, the year ended December 31, 2025 reflects a full year of fees.

Performance participation allocation

The performance participation allocation relates to the Special Limited Partnership’s performance participation interest in the Operating Partnership that entitles the Special Limited Partner to receive an allocation from the Operating Partnership equal to 12.5% of the annual Total Return of the Operating Partnership, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement). Accordingly, the performance participation allocation is recognized as an expense in the Consolidated Statements of Operations in the period in which the related performance is achieved.

For the years ended December 31, 2025 and 2024, we accrued $0.5 million and $71,000 for the performance participation allocation, respectively. The increase of $0.5 million in the performance participation allocation was primarily attributable to a higher Total Return (as defined in the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement) for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

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

For the years ended December 31, 2025 and 2024, we recorded $14.2 million and $4.9 million in depreciation and amortization expenses, respectively. The $9.3 million increase in depreciation and amortization expenses was primarily attributable to the longer period of ownership of our real estate investments during the year ended December 31, 2025, compared to the year ended December 31, 2024, which reflected only partial-year depreciation and amortization expenses due to the timing of property acquisitions.

Interest income

Interest income primarily consists of interest earned from a short-term investment account.

For the years ended December 31, 2025 and 2024, we recorded $2.0 million and $0.4 million of interest income, respectively. The $1.6 million increase in interest income was primarily attributable to the higher average short-term investment account balances during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Interest expense

Interest expense primarily consists of interest on mortgage notes, including amortization of deferred financing costs, and interest on finance lease liabilities.

For the year ended December 31, 2025, we recognized interest expense of $11.0 million related to our outstanding mortgage notes, which includes amortization of deferred financing costs of $90,000, and $6.9 million related to interest on our finance lease liabilities. For the year ended December 31, 2024, we recognized interest expense of $3.7 million related to our outstanding mortgage notes, which includes amortization of deferred financing costs of $32,000, and $1.4 million related to interest on our finance lease liabilities. The $7.3 million increase in interest expense related to our mortgage notes was primarily attributable to a higher outstanding principal balance and the mortgage notes being outstanding for a full year during 2025, as compared to 2024. The $5.5 million increase in interest expense related to our finance lease liabilities was primarily attributable to the establishment of the finance lease obligations in October 2024, resulting in a partial-year of interest expense in 2024, as compared to a full year of interest expense during 2025.

Net loss attributable to redeemable non-controlling interest

As of December 31, 2025 and 2024, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of approximately $197.1 million. Class E units include an embedded redemption feature that is considered to be outside our sole control. As a result, we have classified the Class E units as redeemable non-controlling interest in mezzanine equity on our Consolidated Balance Sheets.

For the years ended December 31, 2025 and 2024, net loss attributable to redeemable non-controlling interest was $0.9 million and $2.8 million, respectively. The $1.9 million decrease in net loss attributable to redeemable non-controlling interest for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to (i) an increase in the number of the weighted-average common shares outstanding, which reduced the percentage of net loss allocated to redeemable non-controlling interest, and (ii) a reduction in total net loss from $3.0 million in 2024 to $1.9 million in 2025, resulting in a smaller loss available for allocation.

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

Our Adviser has agreed to several support measures. Our Adviser agreed to waive its management fee for the first six full calendar months following March 19, 2024, the date on which we broke escrow for the Offering. We commenced accruing the management fee on October 1, 2024. Our Adviser has also agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2027, the third anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2027.

In addition, our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (a) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (b) March 19, 2027, the third anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.

As of December 31, 2025, we had accrued approximately $7.8 million of organization and offering expenses and $6.5 million of general and administrative related costs that are payable to the Adviser, and that are included in Due to affiliates on our Consolidated Balance Sheets as of December 31, 2025.

As of December 31, 2024, we had accrued approximately $7.1 million of organization and offering expenses and $3.4 million of general and administrative related costs that are payable to the Adviser, and that are included in Due to affiliates on our Consolidated Balance Sheets as of December 31, 2024.

EQT Real Estate Holdings has committed to purchase a total of $200.0 million in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor or their officers and employees. As of March 20, 2026, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount.

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

As of December 31, 2025, we had received cumulative net proceeds from our public and private offerings of approximately $59.9 million from the sale of approximately 5.8 million shares of our common stock, excluding proceeds from shares issued under our distribution reinvestment plan. We intend to continue selling shares of our common stock on a monthly basis through our continuous public offering and our private offerings. If we are unable to raise substantial funds in our offerings, we will be limited in the number and type of investments we make, and the value of an investment in us will be dependent on the performance of the specific assets we acquire. We will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

No new mortgage indebtedness was incurred during the year ended December 31, 2025. During the year ended December 31, 2024, in connection with certain of our real estate acquisitions, we incurred mortgage indebtedness in an aggregate principal amount of approximately $194.9 million. These mortgage notes are secured by four of our real estate investments and bear interest at fixed rates ranging from 5.35% to 5.75%. The notes have maturity dates of March 1, 2032 and September 1, 2034. We intend to meet our obligations related to these mortgage notes through a combination of cash flows generated by our operations, proceeds from property dispositions, and refinancing activities, as appropriate. We evaluate our debt obligations to optimize our capital structure and reduce the cost of capital. As of December 31, 2025, we were in compliance with all covenants related to our mortgage notes, including net worth and liquidity, among others. We believe that our existing cash balance, cash flows from operations and cash flows from financing activities are sufficient to meet our debt service obligations and other liquidity needs in the foreseeable future.

The following table details the mortgage notes as of December 31, 2025 and December 31, 2024 ($ in thousands):

			Principal Balance Outstanding
			December 31,
Indebtedness	Interest Rate	Maturity Date	2025	2024
Fixed rate mortgage notes
Middletown Mortgage Loan (1)	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan (2)	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(850)	(940)
Mortgage notes, net			$194,000	$193,910

(1)
The Middletown Mortgage Loan is secured by the Middletown Property.
(2)
The State Farm Portfolio Mortgage Loan is secured by the Georgetown Property, the Nashville Property and the Washington Property.

As of December 31, 2025, our leverage ratio was 38%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value or cost) plus the equity in our real estate related securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Our target leverage ratio after our ramp-up period is approximately 50% to 60%. We will consider our ramp-up period to end after we have raised substantial offering proceeds and acquired a broad portfolio of equity real estate investments. Prior to that time, we will balance the goal of achieving our target leverage ratio with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. We cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise substantial offering proceeds.

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

In addition, we expect to fund capital expenditures required under our leases, including tenant improvements and capital improvements, primarily from (i) tenant improvement allowances and other reserves acquired as part of property acquisitions and (ii) cash flow from operations, borrowings, offering proceeds or the sale or repayment of our assets, and we have no limits on the amounts we may pay from such sources.

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

For the year ended December 31, 2025, we fulfilled $0.2 million of repurchase requests pursuant to our share repurchase plan, which represented all repurchase requests received for the year ended December 31, 2025. There were no repurchase requests for the year ended December 31, 2024.

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

Beginning in April 2024, we have declared monthly distributions for each outstanding class of our common stock with a record date as of the close of business as of the last calendar day of each month. Such distributions are generally paid 10 days after month-end. The following table summarizes the aggregate distributions declared for each class of our common stock for the years ended December 31, 2025 and 2024:

	For the year ended December 31, 2025
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$0.04326	$0.49684	$0.49684	$0.45915	$0.49684
Distribution fee per share of common stock (1)	(0.0078)	-	-	-	-
Net distributions declared per share of common stock	$0.03546	$0.49684	$0.49684	$0.45915	$0.49684

	For the year ended December 31, 2024
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$-	$0.15076	$0.11307	$-	$0.33864
Distribution fee per share of common stock (1)	-	-	-	-	-
Net distributions declared per share of common stock	$-	$0.15076	$0.11307	$-	$0.33864
(1)
Distribution fees only apply to Class T, Class S and Class D common shares. For purposes of calculating NAV, we recognize the distribution fees as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the distribution fees as an offering cost at the time we sell Class T, Class S or Class D common shares. As of December 31, 2025, we had accrued $132 of distribution fees under GAAP payable to the Dealer Manager related to the sale of Class T shares. As of December 31, 2024, we had not accrued any distribution fees.

As of December 31, 2025, we did not have any outstanding shares of Class S or Class D common stock. As of December 31, 2024, we did not have any outstanding shares of Class T, Class S or Class D common stock.

Distributions for the years ended December 31, 2025 and 2024 were characterized, for federal income tax purposes, as 100% return of capital.

The following tables summarize distributions paid on our shares of common stock, shares of Class A preferred stock and Class E units of our Operating Partnership held by an affiliate of our Sponsor during the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Year Ended December 31, 2025
	Amount	Percentage
Distributions
Paid in cash	$9,994	85.4%
Reinvested in shares	1,687	14.4%
Dividends to preferred stockholders	22	0.2%
Total distributions	$11,703	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$11,703	100.0%
Total source of distributions	$11,703	100.0%

Net cash provided by operating activities	$13,948

	For the Year Ended December 31, 2024
	Amount	Percentage
Distributions
Paid in cash	$3,797	98.1%
Reinvested in shares	49	1.3%
Dividends to preferred stockholders	22	0.6%
Total distributions	$3,868	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$3,868	100.0%
Total source of distributions	$3,868	100.0%

Net cash provided by operating activities	$3,868

For the years ended December 31, 2025 and 2024, our net loss was $1.9 million and $3.0 million, respectively.

In addition to the distributions paid during the year ended December 31, 2025 as shown in the table above, we declared aggregate net distributions of $1.1 million on our outstanding classes of common stock and Class E units of our Operating Partnership as of the close of business on December 30, 2025. The distributions were paid on January 12, 2026 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan. Such amounts are recorded in accounts payable and accrued expenses on the Consolidated Balance Sheets as of December 31, 2025.

Fees and Expenses Payable to Our Adviser and its Affiliates

The tables below provide information regarding fees and expenses payable to our Adviser and its affiliates in connection with our offerings and our operations. The tables include amounts incurred for the years ended December 31, 2025 and 2024 and related amounts payable as of December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31, 2025	As of December 31, 2025
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$703	$7,821
Upfront selling commissions and dealer manager fees	0	—
Distribution fees	0	0
Operational
Advanced general and administrative expenses (2)	3,104	6,522
Acquisition related (3)	43	—
Property management fee	307	27
Management fee	315	40
Performance participation allocation	535	535
Total	$5,007	$14,945

	Year Ended December 31, 2024	As of December 31, 2024
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$7,118	$7,118
Operational
Advanced general and administrative expenses (2)	3,418	3,418
Acquisition related (3)	8,048	—
Property management fee	109	26
Management fee	15	8
Performance participation allocation	71	71
Total	$18,779	$10,641

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1)
Our Adviser has agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2027, the third anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2027.
(2)
Our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, the third anniversary of the date on which we broke escrow for the Offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.
(3)
In connection with our acquisition of a real estate investment during the year ended December 31, 2025, our Adviser initially entered into the purchase and sale agreement. Our Adviser later assigned the purchase and sale agreement to us for $1.00. In connection with the acquisition, our Adviser also advanced $43,000 of closing costs on our behalf, which we repaid to our Adviser upon assignment of the purchase and sale agreement to us. In connection with our acquisitions of four real estate investments during the year ended December 31, 2024, our Adviser initially entered into the purchase and sale agreements for each property and funded the related deposits under the purchase and sale agreements. Our Adviser later assigned the purchase and sale agreements to us, and we repaid our Adviser for the deposits under the agreements, which totaled $7.8 million in the aggregate. In connection with those four acquisitions, our Adviser also advanced $0.2 million of closing costs on our behalf, which we repaid to our Adviser upon assignment of the respective purchase and sale agreements to us.

We do not reimburse our Adviser or its affiliates for the salaries or benefits of our named executive officers.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents and restricted cash ($ in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cash flows provided by/(used in) operating activities	$13,948	$3,868	$(3)
Cash flows (used in) investing activities	(60,920)	(375,376)	—
Cash flows provided by financing activities	33,358	403,561	208
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(13,614)	$32,053	$205

Cash flows provided by operating activities increased by $10.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in cash flows from operations from our investments in real estate as a result of the timing of property acquisitions in 2024 and a full year of operations in 2025.

Cash flows used in investing activities decreased by $314.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to fewer real estate acquisitions in 2025.

Cash flows provided by financing activities decreased by $370.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the absence of contributions by redeemable non-controlling interest and no mortgage financing proceeds in 2025, partially offset by higher proceeds from the issuance of common stock.

Contractual Obligations and Commitments

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2025 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Advanced general and administrative expenses (1)	$6,522	$-	$2,609	$2,609	$1,304
Advanced organization and offering expenses (1)	7,821	-	3,128	3,128	1,565
Mortgage indebtedness (2)	278,499	10,863	21,726	21,726	224,184
Ground lease	505,345	4,880	9,759	11,223	479,483
Total	$798,187	$15,743	$37,222	$38,686	$706,536

(1)
For the terms of reimbursement of advanced general and administrative expenses and organization and offering expenses, see above under “Fees and Expenses Payable to Our Adviser and its Affiliates.” For purposes of this table, we have assumed that advanced general and administrative expenses will be reimbursed ratably over the 60 months following March 19, 2027.
(2)
Our mortgage indebtedness includes both principal and interest payments. Monthly payments are interest only during the respective terms of the mortgage loans.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements for further descriptions of the below accounting policies.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in this Annual Report for a discussion of recent accounting pronouncements.

Subsequent Events

Distributions

On January 30, 2026, we declared a gross distribution of $0.04326 per share for our Class E, Class I, Class T, Class A-I and Class A-II common stock and a gross distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on January 31, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid to the Dealer Manager. The distributions were paid on February 10, 2026 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan.

On February 27, 2026, we declared a gross distribution of $0.04326 per share for our Class E, Class I, Class T, Class A-I and Class A-II common stock and a gross distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on February 28, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid to the Dealer Manager. The distributions were paid on March 10, 2026 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in our primary offerings subsequent to December 31, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
January 2, 2026	Class I	18,911	$205	$10.84
January 2, 2026	Class A-II (1)	106,987	$1,142	$10.67
February 2, 2026	Class I	24,839	$270	$10.87
February 2, 2026	Class A-II (1)	203,668	$2,179	$10.70
February 2, 2026	Class T	2,224	$25	$10.86
March 2, 2026	Class A-II (1)	83,445	$896	$10.74
March 2, 2026	Class I	9,174	$100	$10.90

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to December 31, 2025, through the date of this filing (in thousands, except share and per share data).

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
January 12, 2026	Class I	1,237	$13	$10.84
January 12, 2026	Class E (2)	221	$3	$11.47
January 12, 2026	Class A-I (1)	10,163	$109	$10.70
January 12, 2026	Class A-II (1)	8,878	$95	$10.67
January 12, 2026	Class T	1	$0	$10.84
February 10, 2026	Class I	1,296	$14	$10.87
February 10, 2026	Class E (2)	221	$3	$11.53
February 10, 2026	Class A-I (1)	10,175	$109	$10.73
February 10, 2026	Class A-II (1)	9,280	$99	$10.70
February 10, 2026	Class T	1	$0	$10.86
March 10, 2026	Class I	1,320	$14	$10.90
March 10, 2026	Class E (2)	220	$3	$11.59
March 10, 2026	Class A-I (1)	10,178	$110	$10.77
March 10, 2026	Class A-II (1)	10,024	$108	$10.74
March 10, 2026	Class T	8	$0	$10.89

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

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

Second Amendment of Advisory Agreement

On February 24, 2026, we, the Operating Partnership and the Adviser entered into an amendment (the “Amendment”) to the Amended and Restated Advisory Agreement, dated March 19, 2024, as renewed and extended pursuant to the Renewal Agreement of Amended and Restated Advisory Agreement, dated July 31, 2024, as amended pursuant to Amendment No. 1 to the Amended and Restated Advisory Agreement, dated February 27, 2025, and as further renewed and extended pursuant to the Second Renewal Agreement of Amended and Restated Advisory Agreement, dated July 31, 2025 (collectively, the “Advisory Agreement”).

Under the Advisory Agreement, the Adviser agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2026, the second anniversary of the date on which we broke escrow in our public offering. We were to reimburse the Adviser for all such advanced expenses ratably over the 60 months following March 19, 2026. In addition, the Adviser agreed to advance on our behalf certain of our general and administrative expenses through the earlier of (a) the first date that the aggregate net asset value (“NAV”) of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reached $1.0 billion and (b) March 19, 2026, the second anniversary of the date on which we broke escrow for our public offering, at which point we were to reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

The Amendment extends the period over which the Adviser will advance such expenses and makes a corresponding adjustment to our obligation to reimburse such advanced expenses. Pursuant to the Amendment, the Adviser will advance the organization and offering expenses described above through March 19, 2027, the third anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse the Adviser for all such expenses ratably over the 60 months following March 19, 2027. In addition, under the Amendment, the Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (a) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (b) March 19, 2027, the third anniversary of the date on which we broke escrow for our public offering, at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

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

All of our mortgage indebtedness as of December 31, 2025 was fixed rate debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate debt.

As of December 31, 2025, the fair value of our fixed rate debt was $195.57 million and the outstanding principal balance of our fixed rate debt was $194.85 million. The fair value of our fixed rate debt is estimated using a discounted cash flow analysis that considers the following factors: (1) differences between the contract rate and market rates as of the date of value, (2) the implied equity discount rate given the unleveraged discount rate and indicated leverage, and (3) impact of the debt from the perspective of market participants in the context of a sale of the property and concurrent transfer of the debt. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid or assumed) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon appear in the accompanying Consolidated Financial Statements beginning on page F‑1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10‑K was made under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”). Based upon this evaluation, our PEO and PFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). Our management, including our PEO and PFO, evaluated as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

The rules of the SEC do not require, and this Annual Report on Form 10‑K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

(a)
None.
(b)
During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a‑1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5‑1 trading arrangement” or any “non-Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and officers are set forth below.

Name	Age *	Position
Henry Steinberg	51	Chairman of the Board and Director
J. Peter Lloyd	55	Chief Financial Officer and Director
Ali Houshmand	48	President, Portfolio Manager and Director
Brian Fogarty	49	Chief Legal Officer and Secretary
Yangyang Nezin	34	Controller and Treasurer
Jake Sauerteig	47	Chief Operating Officer
Matthew Brodnik	51	Executive Director
Mary Beth Morrissey	65	Independent Director
Peter Rodriguez	58	Independent Director
Gary Reiff	66	Independent Director
Alan Feldman	62	Independent Director

* As of March 1, 2026

Henry Steinberg has been our Chairman of the Board and a director since October 2024. He assumed the role as the Global Head of our Adviser in September 2024 and oversees EQT’s global real estate business, spanning industrial, data center, and residential strategies across the Americas, Europe, and Asia. Prior to this role, Mr. Steinberg served as President of EQT Real Estate North America (then known as EQT Exeter North America) from January 2020 until September 2024. He has also served as a Partner of EQT since April 2021 and serves on EQT Real Estate’s advisory committee. As President of EQT Exeter North America, Mr. Steinberg was responsible for managing our Adviser’s industrial real estate leasing and asset management activities and for sourcing lease transactions nationally. Prior to this role, from September 2009 to January 2020, he served as Investment/Leasing Officer responsible for the Northeast region, with a specific focus on the Metro NYC/Philadelphia area. Prior to joining EQT Real Estate, he worked for Liberty Property Trust from 2003 to 2008, where as a Director of Leasing & Development he was responsible for a 5.5 million square foot warehouse, flex and office portfolio located in the Northeast region. Prior to Liberty Property Trust, Mr. Steinberg worked at Arthur Andersen as a Senior Consultant in their Strategy, Finance and Economics Practice. Mr. Steinberg earned a BA in Economics from the University of Pennsylvania and an MBA with a concentration in Finance from the Stern School of Business of New York University. Mr. Steinberg is a valuable member of our board of directors because of his extensive experience in the real estate industry.

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

Ali Houshmand has served as our President since December 2022. He has served as our Portfolio Manager and a director since June 2023. Since June 2022, Ali Houshmand has served as the Global Head of Non-Traded REITs for EQT Real Estate. He has also served as Chairman of the Board of Directors of our Dealer Manager since February 2023. Mr. Houshmand is responsible for managing the formation, strategy and portfolio management of EQT Real Estate’s non-traded REIT initiatives. Prior to joining EQT Real Estate, from December 2014 to June 2022, Mr. Houshmand served as a Senior Portfolio Manager with the Texas Permanent School Fund (“TPSF”), a $50 billion endowment serving the public school system of Texas. In his role as Senior Portfolio Manager, Mr. Houshmand helped develop and execute the investment strategy of the real estate allocation of the TPSF, leading investments of more than $2 billion in commitments to real estate funds, co-investments and separate accounts, while serving on multiple investment advisory boards on behalf of TPSF. From February 2008 to March 2014, Mr. Houshmand served as a Principal with Arcapita, a global private equity firm, where he focused on structuring real estate joint venture investments and asset management of existing investments. From April 2007 to February 2008, Mr. Houshmand worked as a Development Manager with Sama Dubai, a sovereign wealth fund backed developer in Dubai, and from June 2006 to March 2007, he worked as an Acquisitions Associate with Gladstone Commercial, a triple net leased focused U.S. REIT. From June 2001 to June 2004, Mr. Houshmand started his career as an analyst in the diversified industrials corporate banking group of JPMorgan. Mr. Houshmand holds an MBA from Darden at the University of Virginia and a BA in Economics and International Studies from Texas A&M University. Mr. Houshmand is a valuable member of our board of directors because of his extensive experience with real estate investments.

Brian Fogarty has served as our Secretary since June 2023 and as our Chief Legal Officer since May 2025. Since September 2024, Mr. Fogarty has served as the Global Head of Legal Real Estate of EQT Real Estate, which has been the real estate division of EQT since EQT acquired our Adviser and its affiliates in April 2021. Prior to that, he served as Fund Real Estate Counsel for EQT Real Estate since November 2012. Mr. Fogarty is responsible for legal matters for EQT Real Estate, which (in coordination with internal and external counsel) includes fund formation, entity structuring, property acquisitions, development, leasing and dispositions. Mr. Fogarty was instrumental in closing the acquisition between EQT and EQT Real Estate and its affiliates. Prior to joining EQT Real Estate, from September 2003 to November 2012, Mr. Fogarty was an attorney in the real estate and financial services group at Blank Rome, LLP where he maintained a national practice counseling clients in all facets of real estate investment and development. Mr. Fogarty earned a BS degree in Biobehavioral Health, Minor Neuroscience from Pennsylvania State University and a JD, magna cum laude, from the Villanova University School of Law.

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

Jake Sauerteig has served as our Chief Operating Officer since May 2025. Mr. Sauerteig has also served as EQT Real Estate’s Managing Director of Fund Operations and Investor Relations since September 2022. Mr. Sauerteig is primarily responsible for overseeing the operational infrastructure and investor relations functions for EQT Real Estate’s private wealth initiatives, while also focusing on business development opportunities. Prior to joining EQT Real Estate, from January 2021 and until its sale in May 2022, Mr. Sauerteig served as Senior Vice President, Director of Operations and Communications for Resource REIT, a non-traded REIT with over $3 billion in multifamily assets. Mr. Sauerteig was central to the original fundraise efforts for Resource REIT, in addition to overseeing its day-to-day fund operations, communications and investor services teams. Prior to Resource REIT, Mr. Sauerteig served in a similar role at Resource Real Estate Opportunity REIT from September 2020 through January 2021, prior to its merger into Resource REIT. Mr. Sauerteig additionally held various senior roles with Resource Real Estate, the real estate division of Resource America, a NYSE publicly traded alternative asset management company with approximately $20 billion in assets. Beginning in 2009, Mr. Sauerteig participated in the launch, fundraise and eventual liquidation of 15 private real estate investment vehicles, raising approximately $300 million in equity in addition to the launch, fundraise, management and eventual sale of two interval funds, totaling over $1 billion in equity raised. Mr. Sauerteig began his career in 2007 as a wholesaler for Resource Real Estate. Mr. Sauerteig graduated with a BA degree in American History from the University of Pennsylvania.

Matthew Brodnik has served as our Executive Director since May 2025. Mr. Brodnik also has served as EQT Real Estate’s Global Chief Investment Officer since September 2024 where he leads EQT Real Estate’s industrial real estate acquisitions and dispositions teams across the globe. Prior to this role, Mr. Brodnik served as the Chief Investment Officer of EQT Real Estate North America beginning in April 2019. He has also served as Partner, EQT AB since April 2021. As the Chief Investment Officer of EQT Real Estate North America, Mr. Brodnik worked closely with the regional investment and leasing officers and their team of analysts and associates. Mr. Brodnik has transacted on over $14 billion in over 400 acquisitions encompassing more than 230 million square feet of industrial and office properties. Additionally, he has collaborated on over $10 billion in portfolio dispositions, recapitalizations and co-investments. Prior to this role, from August 2008 to April of 2019, Mr. Brodnik was Head of Industrial Acquisition and Portfolio Manager for EQT Real Estate’s Value Add Industrial fund series. Prior to joining EQT Real Estate in 2008, he served as Director of Acquisitions and Finance at Preferred Real Estate Investments, where he, over a four-year period, was involved in closing a series of industrial, office and land investments totaling over $1 billion. Mr. Brodnik began his real estate career at Milwaukee, Wisconsin-based consultancy, Hammes Company. He completed his undergraduate studies at Villanova University and earned an MBA from the Kellogg School of Management at Northwestern University with a concentration in Finance.

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

Gary Reiff has served as one of our independent directors since June 2023. Since October 2021, Mr. Reiff has served as senior advisor to the chief executive officer of University of Colorado Health, a nationally recognized, nonprofit healthcare system which includes 15 Colorado hospitals and with over $9 billion in revenue. From June 2018 to October 2021, Mr. Reiff was the chief legal officer of University of Colorado Health, with oversight of the healthcare system’s legal, government affairs and compliance departments.

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

Throughout his career, Mr. Reiff has served, and continues to serve, on both for-profit, non-profit and governmental boards. He also previously had been an Adjunct Professor at the University of Colorado Law School and at the University of Denver, Daniels College of Business. Mr. Reiff previously had been an arbitrator for the American Arbitration Association. Mr. Reiff received his B.A., with distinction, and his M.A. from Stanford University, and his law degree, magna cum laude, from Harvard Law School. Mr. Reiff was selected as an independent director for his vast real estate experience.

Alan Feldman has served as one of our independent directors since June 2023. Mr. Feldman currently serves as a senior fellow of the Zell-Lurie Real Estate Center at The Wharton School, University of Pennsylvania, where he has also taught since 2013. Mr. Feldman served as the chief executive officer and chairman of the board of directors of Resource REIT from October 2012 to May 2022, and as Resource REIT’s president from September 2020 to May 2022. Resource REIT was a non-traded REIT which was acquired by Blackstone Real Estate Income Trust, Inc. (“BREIT”) in May 2022 in a transaction valued at $3.7 billion. At Resource REIT, Mr. Feldman was responsible for overseeing the strategy for the company and its real estate investment strategy. Prior to Resource REIT’s mergers with Resource Real Estate Opportunity REIT, Inc. (“REIT I”) and Resource Apartment REIT III, Inc. (“REIT III”) in January 2021, he was also chief executive officer and chairman of the board of REIT I from June 2009 and REIT III from June 2017. He also served as the president of REIT I and REIT III from September 2020 until the mergers. Mr. Feldman served as a senior vice president of Resource America from August 2002 to September 2020 and as chief executive officer of its wholly owned subsidiary, Resource Real Estate (Resource REIT’s founding sponsor) from May 2004 to September 2020. From 1998 to 2002, Mr. Feldman was a vice president at Lazard Freres & Co., an investment banking firm specializing in real estate matters. From 1992 through 1998, Mr. Feldman was an executive vice president of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. From 1990 to 1992, Mr. Feldman was a director at Strouse, Greenberg & Co., a regional full-service real estate company. From 1986 through 1988, Mr. Feldman was an engineer at Bristol-Myers Squibb Corporation. Since January 2026, Mr. Feldman has served as a director of IPC Alternative Real Estate Income Trust, Inc. (“ALT REIT”), a non-traded REIT focused on alternative real estate sectors. He is a member of its audit, affiliate transaction, and nominating and corporate governance committees, and serves as the chair of ALT REIT’s affiliate transaction committee. Mr. Feldman received Bachelor of Science and Master of Science degrees in chemical engineering from Tufts University, and a Master of Business Administration degree from The Wharton School, University of Pennsylvania. Mr. Feldman was selected as an independent director for his vast real estate experience.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee, which consists of Alan Feldman, Mary Beth Morrissey and Gary Reiff. Mary Beth Morrissey serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

•
our accounting and financial reporting processes,
•
the integrity and audits of our financial statements,
•
our compliance with legal and regulatory requirements,
•
the qualifications and independence of our independent auditors and
•
the performance of our internal and independent auditors.

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

While there is no insider trading policy with respect to the Company itself, the Company follows repurchase procedures and complies with all applicable securities laws when transacting in its own securities.

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

The following table sets for the compensation to our directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total
Henry Steinberg	$—	$—	$—	$—
J. Peter Lloyd	—	—	—	—
Ali Houshmand	—	—	—	—
Mary Beth Morrissey	78,857	96,250	12,072	187,179
Peter Rodriguez	78,857	96,250	11,657	186,765
Gary Reiff	78,857	96,250	11,657	186,765
Alan Feldman	78,857	96,250	12,072	187,179

(1)
Fees Earned or Paid in Cash in 2025 include fees earned in 2024 but paid in the first quarter of 2025 as follows: Mary Beth Morrissey $19,795, Peter Rodriguez $19,795, Gary Reiff $19,795 and Alan Feldman $19,795.
(2)
Represents the grant date fair value of restricted stock issued to each of the independent directors during the year ended December 31, 2025. The annual award of restricted stock is rounded down to the nearest whole share of restricted stock and any amount not taken into account for the award due to rounding will be paid in cash on or as soon as practicable after the vesting date of the restricted stock. The grants of Class E shares were made on June 26, 2025 and vest (i) on the one-year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of us or for “good reason.”
(3)
Amounts reflect the dollar value of any dividends or other earnings paid on the stock awards during the year ended December 31, 2025. Amounts differ depending upon whether the independent director elected to participate in the distribution reinvestment plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2025 relating to our independent director compensation plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	N/A	N/A	N/A
Equity compensation plans not approved by the security holders	—	$—	388,784
Total	—	$—	388,784

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

On September 3, 2024, we issued an aggregate of 38,156 shares of restricted Class E common stock, with a grant date fair value of $10.09 per share, to our four independent directors as compensation for their services pursuant to the independent director compensation plan. The issuance of restricted shares to the four independent directors amounted to an award of approximately $96,249 to each director, or approximately $384,996 in the aggregate. These shares became fully vested on September 3, 2025, upon the one-year anniversary of the grant date.

On June 26, 2025, we issued an aggregate of 34,560 shares of restricted Class E common stock, with a grant date fair value of $11.14 per share, to our four independent directors as compensation for their services pursuant to the independent director compensation plan. The issuance of restricted shares to the four independent directors amounted to an award of approximately $96,250 to each director, or approximately $384,998 in the aggregate.

The annual grant is based on the most recently established NAV of a share of our Class E common stock at the time of grant. Restricted stock grants will generally vest (i) on the one-year anniversary of the grant date, provided that the independent director remains on the board of directors on such vesting date, or (ii) upon the earlier occurrence of his or her termination of service due to his or her death, disability or, if approved by the board of directors, upon a change of control of us or for “good reason.” Unvested awards remain subject to forfeiture until vested. Holders of restricted stock awards have full voting rights; provided that, in compliance with our charter, each independent director has agreed that such director will not vote their shares of common stock regarding (i) the removal of our Adviser, a director or any affiliate, or (ii) any transaction between our Adviser, a director or any affiliate and us.

Holders of restricted stock awards also have full dividend rights; provided that, unless our board of directors determines otherwise in its sole discretion, any dividends or distributions (other than regular monthly cash dividends) paid with respect to unvested shares of restricted stock will be subject to the same restrictions as the shares of restricted stock to which such dividends or distributions relate.

The maximum number of shares that will be available for issuance under the plan is 500,000.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of March 20, 2026, information regarding (i) the number and percentage of shares of our common stock or Class A preferred stock owned by each director, our named executive officers and all directors and executive officers as a group, and (ii) the number and percentage of shares of our common stock owned by any person known to us to be the beneficial owner of more than 5% of outstanding shares of our voting securities. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at Five Radnor Corporate Center, 100 Matsonford Road, Suite 250, Radnor, Pennsylvania 19087.

	Class E Common Stock		Class A Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Officers
Henry Steinberg	—	—%	—	—%
J. Peter Lloyd	—	—%	118	53.64%
Ali Houshmand	—	—%	10	4.55%
Brian Fogarty	—	—%	20	9.09%
Yangyang Nezin	—	—%	—	—%
Jake Sauerteig	—	—%	15	6.82%
Matthew Brodnik	—	—%	—	—%
Mary Beth Morrissey	29,612	21.96%	—	—%
Peter Rodriguez	27,804	20.62%	—	—%
Gary Reiff	27,804	20.62%	—	—%
Alan Feldman	29,612	21.96%	—	—%
All directors and executives as a group	114,832	85.16%	163	74.10%

Other 5% Beneficial Owners by Class
Share Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class of Shares
Class E Common Stock	EQT Real Estate, LLC	20,000	14.84%

Class I/T Common Stock	Michael G Simpson Irrevocable Trust	37,915	6.35%
Class I/T Common Stock	Robert B Stephenson Revocable Trust	30,384	5.09%

In addition, as of March 20, 2026, the Operating Partnership had issued 19,628,251.46 Class E units to EQT Real Estate Holdings. See Item 1, “Business—Sponsor Commitment.” EQT Real Estate Holdings and affiliates of our Sponsor and their officers and employees purchasing Class E shares and Class E units in satisfaction of the Sponsor Committed Amount must agree to hold all such shares and units they acquire until the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is three years from the date of the initial investment by EQT Real Estate Holdings. Following such date, holders of Class E shares and Class E units purchased in connection with the Sponsor Committed Amount may request that we repurchase such Class E shares or Class E units; provided, that (1) we will only process repurchases of such Class E shares or Class E units for cash after all other stockholder repurchase requests have been processed under our share repurchase plan, (2) such repurchases of Class E shares for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan and (3) upon a repurchase request, the Operating Partnership will repurchase Class E units for Class E shares or cash (at the holder’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement of the Operating Partnership, in which case such Class E units will be repurchased for an amount of Class E shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units; provided further, that repurchases of Class E units for cash will be subject to the 2% monthly and 5% quarterly limitations on repurchases in our share repurchase plan treating all outstanding Operating Partnership units held by persons other than us as having been exchanged for shares as of the respective monthly and quarterly measurement dates for calculation of the 2% monthly and 5% quarterly limitations in our share repurchase plan. For the avoidance of doubt, repurchases of Class E units for Class E shares will not be subject to the requirement that all other stockholder repurchase requests submitted through our share repurchase plan have been processed and will not be subject to the 2% monthly and 5% quarterly limitations on repurchases. Repurchases of Class E shares and Class E units acquired in connection with the Sponsor Committed Amount will not be subject to the Early Repurchase Deduction (defined herein).

Based on 19,763,083.19 shares of Class E common stock and Class E units of our Operating Partnership held by parties other than us as of March 20, 2026, composed of 134,831.73 shares of Class E common stock and 19,628,251.46 shares of Class E common stock issuable upon exchange or conversion of outstanding Class E units of our Operating Partnership: (i) EQT Real Estate Holdings would beneficially own 99.32% of the outstanding Class E common stock; (ii) each of the Company’s directors and executive officers, individually and as a group, would beneficially own less than 1% of the outstanding Class E common stock; and (iii) EQT Real Estate, LLC also would beneficially own less than 1% of the outstanding Class E common stock.

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

•
the amount of fees paid to our Adviser in relation to the size, composition and performance of our investments;
•
the success of our Adviser in generating investments that meet our investment objectives;
•
rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;
•
additional revenues realized by our Adviser and its affiliates through their advisory relationship with us (including the performance participation allocation paid to the Special Limited Partner);

•
the quality and extent of the services and advice furnished by our Adviser;
•
the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
•
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

Transactions with Related Persons

The following describes all transactions during the fiscal years ended December 31, 2025 and December 31, 2024, and currently proposed transactions, involving us, our directors, our Sponsor or our Adviser or any of their affiliates.

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

•
serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines as well as our and the Operating Partnership’s investments, financing activities and operations;
•
sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
•
with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•
providing us with portfolio management and other related services;
•
serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•
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

•
immediately by us (1) for “cause,” (2) upon the bankruptcy of our Adviser or (3) upon a material breach of the Advisory Agreement by our Adviser;
•
upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•
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

Our Adviser waived its management fee for the first six full calendar months following March 19, 2024, the date on which we broke escrow for our public offering. For the years ended December 31, 2025 and 2024, we incurred $0.3 million and $15,000 of management fees, respectively. As of December 31, 2025 and 2024, $40,000 and $8,000 of management fees remained unpaid to the Adviser, respectively.

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

•
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
•
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

For the year ended December 31, 2025, we accrued $0.5 million for the performance participation allocation. In February 2026, we distributed $0.5 million to the Special Limited Partner for the 2025 performance participation allocation.

For the year ended December 31, 2024, we accrued $71,000 for the performance participation allocation. In February 2025, we distributed $71,000 to the Special Limited Partner for the 2024 performance participation allocation.

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

In connection with our acquisition of the Georgetown Property, on March 20, 2024, the Middletown Property, on August 14, 2024, the Nashville Property, on August 15, 2024, and the Washington Property, on October 16, 2024, the Adviser assigned the respective purchase and sale agreements to our subsidiaries for $1,500,000, $4,000,000, $1,500,000, and $815,000, respectively, representing the deposit amounts under the purchase and sale agreements. In connection with our acquisition of the Torrance Property, on December 23, 2025 the Adviser assigned the purchase and sale agreement to our subsidiary for $1.00. The Adviser also advanced $103,602 in closing costs for the Georgetown Property, $29,991 in closing costs for the Middletown Property, $50,387 in closing costs for the Nashville Property, $49,213 in closing costs for the Washington Property and $42,601 in closing costs for the Torrance Property. We repaid the Adviser for the deposits and all of the closing costs on the respective acquisition dates. The sellers of all acquisitions during the years ended December 31, 2025 and 2024 were not affiliated with us or the Adviser.

Adviser Support. Our Adviser has agreed to the following support measures:

•
Our Adviser waived its management fee for the first six full calendar months following March 19, 2024, the date on which we broke escrow for our public offering.
•
Our Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of selected dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by selected dealers and reimbursements to selected dealers for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2027, the third anniversary of the date on which we broke escrow for our public offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2027. Wholesaling compensation expenses of persons associated with the Dealer Manager will be paid by our Adviser without reimbursement from us. After March 19, 2027, we will reimburse our Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred other than the wholesaling compensation expenses.

•
Our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, the third anniversary of the date on which we broke escrow in our public offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.

As of December 31, 2025 and 2024, the Adviser and its affiliates have incurred organization and offering costs on our behalf of $7.8 million and $7.1 million, respectively. As of December 31, 2025 and 2024, the Adviser has advanced $6.5 million and $3.4 million, respectively, for advanced general and administrative expenses.

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

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the affiliated-transactions committee determines that the excess expenses were justified based on unusual and nonrecurring factors that it deems sufficient, our Adviser would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our affiliated-transactions committee approves such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10‑Q or in a current report on Form 8‑K filed with the SEC, together with an explanation of the factors our affiliated-transactions committee considered in arriving at the conclusion that such excess expenses were justified. In addition, our affiliated-transactions committee will review at least annually the total fees and expense reimbursements for operating expenses paid to our Adviser and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the affiliated-transactions committee.

Our Total Operating Expenses for the year ended December 31, 2025, were 1.02% and 31.98% of our Average Invested Assets and our Net Income, respectively.

Sub-Advisor

On July 11, 2023, our Adviser and the Operating Partnership entered into the Investment Management Agreement with JP Morgan. Pursuant to the Investment Management Agreement, JP Morgan will serve as a sub-advisor to our Adviser and act as the investment manager for our portfolio of short-term investments, which may include real estate related securities. Under the terms of the Investment Management Agreement, JP Morgan’s fee for its services shall be paid entirely by our Adviser and not by us.

As of December 31, 2025 and 2024, our Adviser had not incurred any fees in connection with investment advisory services provided by JP Morgan to us.

Dealer Manager Agreement

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

During the year ended December 31, 2025, we paid $85 in upfront selling commissions and dealer manager fees to the Dealer Manager. There were no upfront selling commissions or dealer manager fees paid during the year ended December 31, 2024.

Subject to FINRA limitations on underwriting compensation and certain other limitations and subject to the provisions for the conversion of Class T shares, Class S shares and Class D shares into Class I shares, the Dealer Manager also receives a distribution fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of our outstanding Class T shares, Class S shares and Class D shares, respectively. There is no distribution fee with respect to Class I shares, Class E shares, Class A-I shares or Class A-II shares. The distribution fees are paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the distribution fees to selected dealers and servicing broker-dealers, and rebates distribution fees to us to the extent a broker-dealer is not eligible to receive them. We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, 8.75% (or a lower limit as set forth in the applicable agreement between the Dealer Manager and a selected dealer at the time such shares were issued) of the gross proceeds from the sale of such shares and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan) (collectively, the “Fee Limit”). At the end of such month, each such Class T share, Class S share or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. Under GAAP, we accrue the lifetime cost of the distribution fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering.

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

During the year ended December 31, 2025, we paid $2 of distribution fees to the Dealer Manager. There were no distribution fees paid to the Dealer Manager during the year ended December 31, 2024.

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

We or our Adviser may also pay directly, or reimburse the Dealer Manager if the Dealer Manager pays on our behalf, any organization and offering expenses (other than upfront selling commissions, dealer manager fees and distribution fees). These expenses may include fees paid to platform service providers. See “—The Advisory Agreement—Management Fee, Performance Participation and Expense Reimbursements—Adviser Support.”

During the year ended December 31, 2025, the ratio of the cost of raising capital during the period to the gross amount of capital raised inclusive of all offerings was 1.10%.

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

We expect property management, leasing and development and construction services provided by affiliates of our Adviser to include the following:

•
tenant relations;
•
energy management;
•
preventive maintenance;
•
vendor selection and contracting;
•
parking management;
•
marketing plans;
•
broker relations;
•
tenant prospecting;
•
lease negotiation;
•
project planning and budgeting;
•
architectural and engineering design preparation;
•
design development;
•
entitlement and permitting; and
•
construction and development of the project.

In connection with each real estate acquisition during the years ended December 31, 2025 and 2024, we, through indirect subsidiaries, entered into property management and leasing services agreements with EQT Real Estate Advisors, LLC (the “Property Manager”), an affiliate of the Adviser (the “Property Management Agreements”). The Property Management Agreements have terms through the end of the calendar year and will be renewed automatically for successive one-year periods unless terminated by either party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreements, we pay the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. We will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate commissions would be no more than the then-current market rate. We will reimburse the Property Manager for all reasonable and actual expenditures.

For the years ended December 31, 2025 and 2024, we incurred $0.3 million and $15,000 of property management fees, respectively. As of December 31, 2025 and 2024, $27,000 and $26,000 of property management fees remained unpaid to the Property Manager, respectively. We did not incur any leasing commissions, development and construction fees or expense reimbursements for the years ended December 31, 2025 or 2024.

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

We did not incur such services during the years ended December 31, 2025 or 2024.

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

Additionally, EQT Real Estate Holdings, an affiliate of the Sponsor, has committed to purchase $200,000,000 in Class E shares of our common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of our Sponsor and their officers and employees. As of December 31, 2025, EQT Real Estate Holdings had purchased 19,628,251.46 Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.10 million as part of the Sponsor Committed Amount. Class E shares and Class E units are not available for purchase in the public offering. Class E shares and Class E units are only available for purchase in private transactions by (i) the Adviser, the Sponsor and their affiliates, (ii) employees of the Adviser, the Sponsor and their affiliates and (iii) our officers and directors. During the escrow period for the public offering, the per share purchase price for Class E shares and Class E units was $10.00 per share or unit. After the close of the escrow period for the public offering, Class E shares and Class E units are sold at the then-current transaction price, which will generally be the prior month’s NAV per share or unit for such class. The Class E shares and Class E units are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to our Adviser or the performance participation allocation to the Special Limited Partner.

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

On June 9, 2023, we issued 220 shares of Class A preferred stock to eight officers and employees of our Adviser and its affiliates at a price of $1,000 per share for total proceeds of $220,000. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in our discretion by payment of $1,000 per share plus a $50 per share redemption premium in the event of redemption prior to December 31, 2024. No shares of Class A preferred stock had been redeemed as of December 31, 2025. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security. During each of the years ended December 31, 2025 and 2024, we paid aggregate dividends of $22,000 to the Class A preferred stockholders.

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

Mary Beth Morrissey

Peter Rodriguez

Gary Reiff

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the years ended December 31, 2025 and 2024, KPMG LLP (“KPMG”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the years ended December 31, 2025 and 2024 by our independent registered public accounting firm, KPMG, were as follows:

	2025	2024
Audit fees (1)	$527,200	$570,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$527,200	$570,000

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

Part IV

Item 15. Exhibits and Financial Statements Schedules.

(a)(1) Financial Statements

See Item 8 above.

(a)(2) Financial Statement Schedules

The following financial statement schedule is included herein beginning on page F-30 of this Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025.

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑11, Commission File No. 333‑273163, filed July 7, 2023)
3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8‑K, filed March 25, 2024)
3.3	Articles Supplementary of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8‑K, filed March 25, 2024)
3.4	Amended and Restated Bylaws of the Company (incorporated by referenced to Exhibit 3.2 to the Company’s Form 10‑Q, filed August 31, 2023)
4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the Company’s prospectus, filed April 21, 2025)
10.1

Amended and Restated Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC, dated March 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed March 29, 2024)

10.1.1

Renewal Agreement of Amended and Restated Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC, dated July 31, 2024 (incorporated by reference to Exhibit 10.1.1 to the Company’s Post-Effective Amendment No. 8 to Form S-11, Commission File No. 333-273163, filed October 23, 2024)

10.1.2

Amendment No. 1, dated February 27, 2025, to the Amended and Restated Advisory Agreement by and among the Company, EQT Exeter REIT Operating Partnership LP and Exeter Property Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 28, 2025)

10.1.3

Second Renewal Agreement of Amended and Restated Advisory Agreement by and among the Company, EQT Exeter Operating Partnership LP and EQT Real Estate, LLC, dated July 31, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 13, 2025)

10.1.4

Amendment No. 2, dated February 24, 2026, to the Amended and Restated Advisory Agreement, dated March 19, 2024, as renewed and extended pursuant to the Renewal Agreement of Amended and Restated Advisory Agreement, dated July 31, 2024, as amended pursuant to Amendment No. 1 to the Amended and Restated Advisory Agreement, dated February 27, 2025, and as further renewed and extended pursuant to the Second Renewal Agreement of Amended and Restated Advisory Agreement, dated July 31, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 27, 2026)

10.2

Second Amended and Restated Limited Partnership Agreement of EQT Exeter REIT Operating Partnership, LP dated March 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed March 29, 2024)

10.3

Trademark License Agreement by and among EQT AB, the Company and EQT Exeter REIT Operating Partnership LP, dated August 1, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed August 31, 2023)

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

10.9	Dealer Manager Agreement, with Selected Dealer Agreement, dated August 1, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q, filed August 31, 2023)
10.10	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between Frito-Lay Sales, Inc. and EQT Real Estate, LLC, dated December 19, 2025
10.10.1	Assignment and Assumption of Agreement for Purchase and Sale of Real Property by and between EQT Real Estate, LLC and EQRT 1500 Francisco, L.P., dated as of December 23, 2025
10.11

Loan Agreement by and between EQRT 3327 Harrisburg, L.P. and New York Life Insurance Company dated August 14, 2024 (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 8 to Form S‑11, Commission File No. 333‑273163, filed October 23, 2024)

10.11.1

Promissory Note by EQRT 3327 Harrisburg, L.P., to New York Life Insurance Company, dated August 14, 2024 (incorporated by reference to Exhibit 10.13.1 to the Company’s Post-Effective Amendment No. 8 to Form S‑11, Commission File No. 333‑273163, filed October 23, 2024)

10.11.2

Guaranty of Recourse Obligations by EQT Exeter REIT Operating Partnership LP for the benefit of New York Life Insurance Company, dated August 14, 2024 (incorporated by reference to Exhibit 10.13.2 to the Company’s Post-Effective Amendment No. 8 to Form S‑11, Commission File No. 333‑273163, filed October 23, 2024)

10.12

Promissory Note by EQRT 110 Southeast Inner Loop, L.P. and EQRT 1500 Shoals, L.P. to State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Post-Effective Amendment No. 8 to Form S‑11, Commission File No. 333‑273163, filed October 23, 2024)

10.12.1

Deed of Trust, Security Agreement and Fixture Filing by EQRT 1500 Shoals, L.P. for the benefit of State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14.1 to the Company’s Post-Effective Amendment No. 8 to Form S‑11, Commission File No. 333‑273163, filed October 23, 2024)

10.12.2

Deed of Trust, Security Agreement and Fixture Filing by EQRT 110 Southeast Inner Loop, L.P. for the benefit of State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14.2 to the Company’s Post-Effective Amendment No. 8 to Form S‑11, Commission File No. 333‑273163, filed October 23, 2024)

10.12.3

Agreement regarding Second Funding, Permitted Releases, Substitutions and Transfers by and among EQRT 110 Southeast Inner Loop, L.P., EQRT 1500 Shoals, L.P. and State Farm Life Insurance Company, dated August 15, 2024 (incorporated by reference to Exhibit 10.14.3 to the Company’s Post-Effective Amendment No. 8 to Form S‑11, Commission File No. 333‑273163, filed October 23, 2024)

10.12.4

Allonge to Promissory Note, dated as of August 15, 2024, made by EQRT 110 Southeast Inner Loop, L.P., and EQRT 1500 Shoals, L.P., to State Farm Life Insurance Company, dated October 16, 2024 (incorporated by reference to Exhibit 10.14.4 to the Company’s Post-Effective Amendment No. 8 to Form S‑11, Commission File No. 333‑273163, filed October 23, 2024)

10.12.5

Master Joinder Agreement by and among EQRT 110 Southeast Inner Loop, L.P., EQRT 1500 Shoals, L.P., EQRT 2871 102nd, L.P., and State Farm Life Insurance Company, dated October 16, 2024 (incorporated by reference to Exhibit 10.14.5 to the Company’s Post-Effective Amendment No. 8 to Form S‑11, Commission File No. 333‑273163, filed October 23, 2024)

10.12.6

Leasehold Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases and Rents by EQRT 2871 102nd, L.P., for the benefit of State Farm Life Insurance Company, dated October 16, 2024 (incorporated by reference to Exhibit 10.14.6 to the Company’s Post-Effective Amendment No. 8 to Form S‑11, Commission File No. 333‑273163, filed October 23, 2024)

14.1	Code of Business Conduct and Ethics, effective July 10, 2023 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed March 28, 2025)
21.1	Subsidiaries of the Company
24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Plan, effective as of March 18, 2024 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8‑K, filed March 25, 2024)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQT EXETER REAL ESTATE INCOME TRUST, INC.
March 20, 2026	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (principal executive officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of EQT Exeter Real Estate Income Trust, Inc., hereby severally constitute Ali Houshmand, J. Peter Lloyd, and Yangyang Nezin, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10‑K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable EQT Exeter Real Estate Income Trust, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 20, 2026	/s/ Ali Houshmand
Date	Ali Houshmand
President, Portfolio Manager and Director (Principal Executive Officer)

March 20, 2026	/s/ J. Peter Lloyd
Date	J. Peter Lloyd
Chief Financial Officer and Director (Principal Financial Officer)

March 20, 2026	/s/ Yangyang Nezin
Date	Yangyang Nezin
Controller and Treasurer (Principal Accounting Officer)

March 20, 2026	/s/ Henry Steinberg
Date	Henry Steinberg
Chairman of the Board and Director

March 20, 2026	/s/ Alan Feldman
Date	Alan Feldman
Independent Director

March 20, 2026	/s/ Mary Beth Morrissey
Date	Mary Beth Morrissey
Independent Director

March 20, 2026	/s/ Gary Reiff
Date	Gary Reiff
Independent Director

March 20, 2026	/s/ Peter Rodriguez
Date	Peter Rodriguez
Independent Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report has been sent to our stockholders for the period covered by this Annual Report on Form 10-K. In connection with our 2025 annual meeting of stockholders, a proxy statement was delivered to more than ten of our stockholders and copies of such materials have been furnished to the SEC. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders in 2026, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EQT Exeter Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EQT Exeter Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity (deficit) and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

March 20, 2026

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands - except share data)

	December 31,
Assets	2025	2024
Investments in real estate, net	$476,325	$430,717
Cash and cash equivalents	13,248	19,555
Restricted cash	5,596	12,903
Real estate related intangibles, net	36,969	35,696
Other assets	9,193	5,065
Total Assets	$541,331	$503,936
Liabilities and Equity (Deficit)
Mortgage notes, net	$194,000	$193,910
Lease liability - finance lease	97,573	95,564
Accounts payable and accrued expenses	1,687	1,797
Due to affiliates	14,945	10,641
Other liabilities	1,579	1,304
Total Liabilities	$309,784	$303,216

Redeemable non-controlling interests	$226,295	$214,744

Equity (Deficit)
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable on or before December 31, 2024 at $50 redemption premium per share) issued and outstanding at December 31, 2025 and December 31, 2024, respectively	220	220
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 shares authorized and 223 shares and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	0	—
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized and 538,117 shares and 142,266 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	5	1
Common stock - Class A-I Shares, $0.01 par value per share, 50,000,000 shares authorized and 2,756,989 shares and 1,457,776 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	28	15
Common stock - Class A-II Shares, $0.01 par value per share, 50,000,000 shares authorized and 2,608,875 shares and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	26	—
Common stock - Class E Shares, $0.01 par value per share, 100,000,000 shares authorized and 134,170 shares and 97,447 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (including 34,560 unvested restricted shares at December 31, 2025)	1	1
Additional paid-in capital	22,481	—
Accumulated deficit	(17,509)	(14,261)
Total Equity (Deficit)	5,252	(14,024)
Total Liabilities, Redeemable non-controlling interest and Equity (Deficit)	$541,331	$503,936

The financial statements are presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands - except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Rental revenue	$36,888	$13,338	$-
Total Revenues	36,888	13,338	-
Expenses
Rental property operating expenses	$4,325	$1,564	$-
General and administrative expenses	3,540	3,733	131
Organization expenses	-	1,187	-
Management fee	315	15	-
Performance participation allocation	535	71	-
Depreciation and amortization	14,208	4,905	-
Total Expenses	$22,923	$11,475	$131
Other Income (Expense)
Interest income	1,992	398	-
Interest expense	(17,842)	(5,211)	-
Total Other Income (Expense)	(15,850)	(4,813)	-
Net (Loss)	$(1,885)	$(2,950)	$(131)
Dividends to preferred stockholders	$(22)	$(22)	$(12)
Net loss attributable to redeemable non-controlling interest	892	2,781	-
Net (loss) attributable to common stockholders	$(1,015)	$(191)	$(143)
Net (loss) per share of common stock - basic and diluted	$(0.23)	$(0.66)	$(7.16)
Weighted-average shares of common stock outstanding - basic and diluted	4,394,064	289,411	20,000

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Deficit) and Redeemable Non-Controlling Interest

(in thousands - except share data)

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity (Deficit)	Redeemable Non-controlling Interest
Balance at January 1, 2023	$-	20,000	$-	$200	$-	$200	$-
Net loss	-	-	-	-	(131)	(131)	-
Issuance of preferred stock	220	-	-	-	-	220	-
Preferred stock dividend	-	-	-	-	(12)	(12)	-
Stock based compensation	-	-	-	128		128	-
Issuance of restricted stock awards	-	38,500	1	-	-	1	-
Balance at December 31, 2023	$220	58,500	$1	$328	$(143)	$406	$-
Net loss	-	-	-	-	(169)	(169)	(2,781)
Offering costs	-	-	-	(5,856)	-	(5,856)	(75)
Distribution reinvestments	-	4,750	0	49	-	49	-
Issuance of common stock	-	1,596,083	16	16,318	-	16,334	-
Adjust redeemable non-controlling interest to redemption value	-	-	-	(11,224)	(13,785)	(25,009)	25,008
Contributions from non-controlling interest	-	-	-	-	-	-	197,100
Preferred stock dividend	-	-	-	-	(22)	(22)	-
Distributions to non-controlling interest	-	-	-	-	-	-	(4,508)
Distributions declared on common stock	-	-	-	-	(142)	(142)	-
Stock based compensation	-	-	-	385	-	385	-
Issuance of restricted stock awards	-	38,156	0	-	-	-	-
Balance at December 31, 2024	$220	1,697,489	$17	$-	$(14,261)	$(14,024)	$214,744
Net loss	-	-	-	-	(993)	(993)	(892)
Offering costs	-	-	-	(793)	-	(793)	-
Distribution reinvestments	-	160,155	2	1,685	-	1,687	-
Issuance of common stock	-	4,165,041	41	43,534	-	43,575	-
Repurchase of common stock	-	(18,871)	0	(201)	-	(201)	-
Adjust redeemable non-controlling interest to redemption value	-	-	-	(22,194)	-	(22,194)	22,194
Preferred stock dividend	-	-	-	-	(22)	(22)	-
Distributions to non-controlling interest	-	-	-	-	-	-	(9,751)
Distributions declared on common stock	-	-	-	-	(2,233)	(2,233)	-
Stock based compensation	-	-	-	450	-	450	-
Issuance of restricted stock awards	-	34,560	0	-	-	-	-
Balance at December 31, 2025	$220	6,038,374	$60	$22,481	$(17,509)	$5,252	$226,295

The financial statements are presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,885)	$(2,950)	$(131)
Adjustments to reconcile net (loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	14,208	4,905	—
Amortization of deferred financing costs	90	32	—
Straight-line rent amortization	(3,968)	(3,679)	—
Non-cash finance lease interest expense	2,009	413	—
Non-cash compensation expense	450	385	128
Changes in assets and liabilities			—
Other assets	105	365	—
Due to affiliates	3,179	4,320	—
Other liabilities	(517)	—	—
Accounts payable and accrued expenses	277	77	—
Net cash provided by/(used in) operating activities	13,948	3,868	(3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of real estate	(53,552)	(373,698)	—
Capital improvements to real estate	(109)	—	—
Capital expenditures for construction in progress	(7,259)	(1,678)	—
Net cash (used in) investing activities	(60,920)	(375,376)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	43,575	16,334	—
Proceeds from issuance of preferred stock	—	—	220
Contributions from redeemable non-controlling interest	—	197,100	—
Repurchase of common stock	(201)	—	—
Dividends paid on preferred stock	(22)	(22)	(12)
Distributions paid on common stock	(351)	(29)	—
Distributions paid on redeemable non-controlling interest	(9,643)	(3,768)	—
Payment of deferred financing costs	—	(904)	—
Proceeds from mortgages notes	—	194,850	—
Net cash provided by financing activities	33,358	403,561	208
Net change in cash, cash equivalents and restricted cash	(13,614)	32,053	205
Cash, cash equivalents and restricted cash, beginning of year	32,458	405	200
Cash, cash equivalents and restricted cash, end of year	$18,844	$32,458	$405

Supplemental disclosure of cash flow information:
Interest paid - finance lease	$4,880	$1,023	$—
Interest paid - mortgage notes	$10,863	$3,743	$—

Non-cash investing and financing activities
Accrued offering costs due to affiliate	$703	$5,931	$—
Other accrued costs due to affiliates	$837	$390	$—
Accrued acquisition costs	$11	$107	$—
Working capital assumed	$146	$662	$—
Accrued deferred financing costs	$—	$67	$—
Distribution reinvestments	$1,687	$49	$—
Distributions accrued and not paid — redeemable non-controlling interest	$848	$740	$—
Distributions accrued and not paid — common stock	$259	$64	$—

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

1. Organization and Business Purpose

EQT Exeter Real Estate Income Trust, Inc. (the “Company”) was formed on September 2, 2022, as a Maryland corporation. The Company was organized to invest primarily in stabilized, income-oriented commercial real estate in the United States. The Company is the sole general partner of EQT Exeter REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). EQRT Special Limited Partner LLC, a Delaware limited liability company (the “Special Limited Partner”) and an affiliate of the Company’s advisor, owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company commenced its principal operations with the acquisition of its first real estate investment on March 20, 2024. The Company and the Operating Partnership are externally managed by EQT Real Estate, LLC (the “Adviser”, formerly known as Exeter Property Group, LLC), an affiliate of EQT AB (the “Sponsor”).

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

As of December 31, 2025, the Company owned five industrial properties.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may at times have bank balances in excess of federally insured amounts. The Company held $13.2 million and $19.6 million in cash and cash equivalents as of December 31, 2025 and 2024, respectively.

Restricted Cash

Restricted cash primarily consists of amounts in escrow related to tenant improvement reimbursements at certain of the Company’s properties. The Company held $5.6 million and $12.9 million in restricted cash as of December 31, 2025 and 2024, respectively.

Deferred Financing Costs

Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements.

Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. The Company had net deferred financing costs of $0.9 million and $0.9 million as of December 31, 2025 and 2024, respectively.

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

Valuation of assets measured at fair value on a nonrecurring basis

Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore these assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. See below “Impairment of Real Estate Portfolio.” There were no impairments recognized for the years ended December 31, 2025 and 2024.

Valuation of assets and liabilities not measured at fair value

The fair values of financial instruments (other than mortgage notes), including cash and cash equivalents, restricted cash, accounts receivable and other financial instruments, included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at December 31, 2025 and 2024.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$194,850	$195,568	$194,850	$193,528
Total	$194,850	$195,568	$194,850	$193,528

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

Organization and Offering Expenses

Pursuant to the Advisory Agreement among the Company, the Operating Partnership, and the Adviser, the Adviser or its affiliates have agreed to pay for all organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2027, which is the third anniversary of the date the Company broke escrow for its initial public offering (the “Offering”). The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following March 19, 2027.

As of December 31, 2025 and 2024, the Adviser and its affiliates had incurred $7.8 million and $7.1 million, respectively, in organization and offering expenses on behalf of the Company related to the Offering and private placements. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

As of December 31, 2024, the Company had charged all previously deferred offering expenses to equity as shares were sold in the offerings. As such, there were no deferred offering expenses on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024.

General and Administrative Expenses

The Adviser will advance, on behalf of the Company, certain of the Company’s general and administrative expenses through the earlier of (i) the first date that the aggregate net asset value (“NAV”) of the Company’s outstanding shares of common stock, along with Operating Partnership units held by parties other than the Company, reaches $1.0 billion and (ii) March 19, 2027, which is the third anniversary of the date the Company broke escrow for the Offering, at which point the Company will reimburse the Adviser for all such advanced general and administrative expenses ratably over the 60 months following such date.

In addition to the general and administrative expenses advanced by the Adviser, the Company also incurs certain general and administrative expenses directly, which are recorded in the period in which they are incurred. For the years ended December 31, 2025, 2024 and 2023, the Company directly incurred $0.5 million, $0.4 million and $0.1 million of such expenses, respectively. Those amounts were recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.

As of December 31, 2025 and 2024, the Adviser and its affiliates had incurred $6.5 million and $3.4 million, respectively, in general and administrative expenses on behalf of the Company. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Share Based Payments

The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.

Net Loss per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the years ended December 31, 2025 and 2024, unvested shares of Class E common stock awarded to the Company’s independent directors were excluded from the calculation of diluted earnings per share as the inclusion of such potential shares of common stock in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.

Immaterial Correction of an Error - During the preparation of the consolidated financial statements for the year ended December 31, 2024, management identified an error in the previously issued interim financial statements of the Company for the quarters ended March 31, June 30, and September 30, 2024 related to the reconciliation of net loss to net loss attributable to common stockholders and the resulting net loss per share of common stock – basic and diluted, as well as the resulting impact of the error on additional paid-in capital and accumulated deficit. The Company has determined that the error was immaterial to all impacted periods and has corrected the impacted periods as an immaterial correction of an error. As a result, the Company revised the interim financial information for the applicable periods and presented the revisions in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025 under Note 10, “Equity and Redeemable Non-controlling Interest - Redeemable non-controlling interest”.

Recent Accounting Pronouncements

New Accounting Standards Issued but not yet Adopted

Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) to enhance disclosures about certain expense types in commonly presented expense captions on the Consolidated Statements of Operations. The ASU requires additional disclosures that disaggregate expense captions into specific components with qualitative descriptions. This standard is effective for the year ending December 31, 2027, and interim periods thereafter, on a prospective or retrospective basis. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements as the Company anticipates the primary change will be additional disclosures in the Company’s Consolidated Financial Statements.

New Accounting Standards Adopted

Segment Reporting. In November 2023, the FASB issued an ASU to improve reportable segment disclosure requirements. The ASU requires, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM’s title and position. The ASU was effective for years beginning after December 15, 2023 and for interim periods within years beginning after December 15, 2024. The amendment must be applied on a retrospective basis and early adoption is permitted. The Company adopted this standard for the year ended December 31, 2024. The additional required disclosures are included in Note 12.

Enhanced Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company’s adoption of this standard for the year ended December 31, 2025 and the adoption of ASU 2023-09 did not have a material impact on its Consolidated Financial Statements.

3. Investments in Real Estate

The gross carrying amount and accumulated depreciation and amortization of the Company’s investments in real estate consisted of the following as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Building and building improvements	$266,116	$254,544
Land and land improvements	112,136	74,768
Construction in progress	8,938	1,679
Right-of-use asset - finance lease	103,158	103,158
Leasehold improvements	109	—
Total	490,457	434,149
Accumulated depreciation and amortization	(14,132)	(3,432)
Investment in real estate, net	$476,325	$430,717

Acquisitions and dispositions

During the year ended December 31, 2025, the Company acquired one real estate investment and did not dispose of any real estate investments. During the year ended December 31, 2024, the Company acquired four real estate investments and did not dispose of any real estate investments.

The following table summarizes the purchase price allocation for the acquisitions during the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Building and building improvements	$11,572	$254,544
Land and land improvements	37,368	74,768
Right-of-use asset - finance lease (1)	-	103,158
Lease liability - finance lease (1)	-	(95,150)
In-place lease intangibles	2,622	15,880
Tenant origination costs	2,147	21,267
Total purchase price	53,709	374,467
Working capital assumed	(146)	(662)
Unpaid acquisition costs	(11)	(107)
Net cash paid at closing	$53,552	$373,698

(1) Refer to Note 8, “Leases,” for additional details of the finance lease.

4. Intangibles

The gross carrying amount and accumulated amortization of the Company’s real estate related intangible assets consisted of the following as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Intangible assets:
In-place lease intangibles	$18,502	$15,880
Tenant origination costs	23,414	21,267
Total	41,916	37,147
Accumulated amortization:
In-place lease intangibles	(2,043)	(565)
Tenant origination costs	(2,904)	(886)
Real estate intangible assets, net	$36,969	$35,696

The intangible assets associated with the properties are amortized over the remaining lease terms. As a result, the Company’s real estate related intangibles have a weighted average amortization period of approximately 9.4 years remaining.

The estimated future amortization of the Company’s real estate related intangibles for each of the next five years and thereafter as of December 31, 2025, is as follows ($ in thousands):

	In-Place Lease Intangibles	Tenant Origination Costs	Total
2026	$1,733	$2,226	$3,959
2027	1,733	2,226	3,959
2028	1,733	2,226	3,959
2029	1,733	2,226	3,959
2030	1,733	2,226	3,959
Thereafter	7,794	9,380	17,174
Total	$16,459	$20,510	$36,969

5. Other Assets and Other Liabilities

The following table details the components of the Company’s other assets as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Receivables	$7,712	$3,995
Prepaid expenses	1,454	1,030
Other	27	40
Other assets	$9,193	$5,065

The following table details the components of the Company’s other liabilities as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Prepaid rent from tenant	$579	$304
Tenant security deposit	1,000	1,000
Other liabilities	$1,579	$1,304

6. Mortgage Notes

The following table details the Company’s mortgage notes as of December 31, 2025 and 2024 ($ in thousands):

			Principal Balance Outstanding
			December 31,
Indebtedness	Interest Rate	Maturity Date	2025	2024
Fixed rate mortgage notes
Middletown Mortgage Loan	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(850)	(940)
Mortgage notes, net			$194,000	$193,910

The following table details the future principal payments due under the Company’s mortgage notes as of December 31, 2025 ($ in thousands):

Year	Amount
2026	$—
2027	—
2028	—
2029	—
2030	—
Thereafter	194,850
Total future principal payments	$194,850

For the year ended December 31, 2025, the Company recognized interest expense of $11.0 million related to its outstanding mortgage notes, which included amortization of deferred financing costs of $90,000. For the year ended December 31, 2024, the Company recognized interest expense of $3.7 million related to its outstanding mortgage notes, which included amortization of deferred financing costs of $32,000.

The Company did not have any interest expense payable related to the outstanding mortgage notes as of December 31, 2025 and 2024.

The Company is subject to various financial covenants under certain of its mortgage notes. These covenants require the Company to maintain certain financial ratios, including ratios relating to tangible net worth and liquidity, among others. As of December 31, 2025, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

7. Related Party Transactions

The following table presents the details of due to affiliates as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Due to the Adviser
Advanced organization and offering expenses	$7,821	$7,118
Advanced general and administrative expenses	6,522	3,418
Management fee	40	8
	14,383	10,544

Due to the Special Limited Partner
Performance participation allocation	535	71

Due to EQT Real Estate Advisors, LLC (the “Property Manager”) (1)
Property management fee	27	26

Due to EQT Partners BD, LLC (the “Dealer Manager”) (1)
Distribution fees	0	-
Total Due to Affiliates	$14,945	$10,641

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1) EQT Real Estate Advisors, LLC is formerly known as Exeter Property Group Advisors, LLC and EQT Partners BD, LLC is formerly known as EQTE Brokerage, LLC.

Due to the Adviser

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

The Company pays the Adviser an annual management fee (payable monthly in arrears) of 1.25% of the aggregate NAV represented by the Company’s Class T shares, Class S shares, Class D shares and Class I shares, 0.50% of the aggregate NAV represented by the Company’s Class A-I shares and 0.90% of the aggregate NAV represented by the Company’s Class A-II shares. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of Operating Partnership units not held by the Company per annum, payable monthly in arrears. No management fee will be paid with respect to Class E shares or Class E units of the Operating Partnership. The management fee will be paid, at the Adviser’s election, in cash, Class E shares of common stock, or Class E units of the Operating Partnership. The Adviser waived its management fee for the first six full calendar months following March 19, 2024, the date the Company broke escrow for the Offering. If the Adviser elects to receive any portion of its management fee in Class E shares or Class E units of the Operating Partnership, the Company may be obligated to repurchase such Class E shares or Class E units from the Adviser at a later date. Such repurchases will be outside the Company’s share repurchase plan and thus will not be subject to the repurchase limits of the share repurchase plan or any Early Repurchase Deduction. See Note 10, “Equity and Redeemable Non-controlling Interest — Share Repurchases”.

For the years ended December 31, 2025 and 2024, the Company incurred $0.3 million and $15,000 of management fees, respectively. Those amounts were recorded as Management fee on the Company's Consolidated Statements of Operations. As the Adviser waived its management fee through September 30, 2024, no management fees were incurred for the year ended December 31, 2023.

As of December 31, 2025 and 2024, $40,000 and $8,000 of management fees were payable to the Adviser, respectively. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

In addition to the organization, offering and general and administrative expense reimbursements described herein (see Note 2, “Summary of Significant Accounting Policies”), the Company will reimburse the Adviser for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, and (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliate. During the years ended December 31, 2025 and 2024, the Company did not incur any of the reimbursements as described above.

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

During the years ended December 31, 2025 and 2024, the Company acquired one and four real estate investments, respectively. In connection with the Company’s acquisition in 2025, the Adviser assigned the purchase and sale agreement to the Company’s subsidiary for $1.00. In connection with the Company’s acquisitions in 2024, the Adviser assigned the respective purchase and sale agreements to the Company’s subsidiaries for a total of $7.8 million, representing the deposit amounts under the purchase and sale agreements. The Adviser also advanced $43,000 and $0.2 million in closing costs for the acquisitions during the years ended December 31, 2025 and 2024, respectively. The Company repaid the Adviser for the deposits and all of the closing costs on the respective acquisition dates.

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

Due to the Special Limited Partner

During the term of the Advisory Agreement, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement). Such allocation is measured annually and accrued monthly. Class E units of the Operating Partnership are not subject to the performance participation allocation. Distributions of the performance participation interest may be distributable in cash or Class E units at the election of the Special Limited Partner. See Note 10, “Equity and Redeemable Non-controlling Interest — Share Repurchases”.

For the year ended December 31, 2025, the Company accrued $0.5 million for the performance participation allocation. In February 2026, the Company distributed $0.5 million to the Special Limited Partner for the 2025 performance participation allocation. For the year ended December 31, 2024, the Company accrued $71,000 for the performance participation allocation. In February 2025, the Company distributed $71,000 to the Special Limited Partner for the 2024 performance participation allocation. Accordingly, the performance participation allocation is recognized as an expense in the Consolidated Statements of Operations in the period in which the related performance is achieved and the related payables was recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Due to the Property Manager

In connection with each of its real estate acquisitions, the Company, through indirect subsidiaries, entered into property management and leasing services agreements with the Property Manager, an affiliate of the Adviser (the “Property Management Agreements”). The Property Management Agreements have terms through the end of each calendar year and will be renewed automatically for successive one-year periods unless terminated by either party giving the other party notice not less than thirty (30) days prior to the expiration of the then-current term. Pursuant to the Property Management Agreements, the Company pays the Property Manager management fees equal to the lesser of the then-current market rate for services provided and the amount of such fee per the terms of the tenant lease. The Company will pay the Property Manager leasing commissions based on the then-current market rate; provided if the tenant is represented by a broker, the aggregate lease commissions would be no more than the then-current market rate. The Company will reimburse the Property Manager for all reasonable actual expenditures.

For the years ended December 31, 2025 and 2024, the Company incurred $0.3 million and $15,000 of property management fees, respectively. Those amounts were recorded as a component of Rental property operating expenses on the Company's Consolidated Statements of Operations. As of December 31, 2025 and 2024, $27,000 and $26,000 of property management fees were payable to the Property Manager, respectively. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets. The Company had no operations during the year ended December 31, 2023. As a result, no property management fees were incurred for the year ended December 31, 2023.

Due to the Dealer Manager

The Dealer Manager, an affiliate of the Adviser, serves as the dealer manager for the Offering. The Dealer Manager registered as a broker dealer with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) on May 16, 2023. The Company entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering on August 1, 2023. The Dealer Manager also serves as the dealer manager for the Company’s private offerings of Class A-I and Class A-II shares to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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

For the year ended December 31, 2025, the Company incurred and paid $85 of upfront selling commissions and dealer manager fees. There were no upfront selling commissions or upfront dealer manager fees incurred for the year ended December 31, 2024.

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

For the year ended December 31, 2025, the Company had accrued $132 of distribution fees related to Class T shares. For the year ended December 31, 2024, the Company did not accrue any distribution fees. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

8. Leases

The Company had no operations during the year ended December 31, 2023. As a result, there was no leasing activity for the year ended December 31, 2023, either as lessor or lessee.

Lessor

The Company’s rental revenue consists of rent earned from the operating leases at the Company’s industrial properties. The leases include fixed base rents, subject to periodic step-ups and variable components. The variable components of the Company’s operating leases consist of reimbursement of operating expenses such as insurance, real estate taxes and common area maintenance costs.

The following table summarizes the fixed and variable components of the Company’s operating leases for the years ended December 31, 2025 and 2024 ($ in thousands):

	Years Ended December 31,
	2025	2024
Fixed lease payments	$32,539	$11,879
Variable lease payments	4,349	1,459
Total rental revenue	$36,888	$13,338

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial properties as of December 31, 2025 ($ in thousands):

Year	Future Minimum Rents
2026	$31,956
2027	32,911
2028	33,896
2029	34,912
2030	35,955
Thereafter	174,529
Total	$344,159

As of December 31, 2025, the Company had concentration of credit risks related to the following tenant leases:

			Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Average Annualized Base Rent per Sq. Ft. (2)
Amazon.com Services LLC	Middletown Property	E-commerce	$11,130	31%	$9.13
Amazon.com Services LLC	Washington Property	E-commerce	$11,787	33%	$58.22
Shoals Technologies Group, LLC	Nashville Property	Renewable energy	$5,742	16%	$9.00
GAF Energy LLC	Georgetown Property	Renewable energy	$3,809	11%	$8.47

(1)
Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term (“Annualized Base Rent”). The Annualized Base Rent presented in the table is as of December 31, 2025.
(2)
Average annualized base rent per square foot is calculated as the Annualized Base Rent divided by the leased rentable square feet.

•
Tenant Concentration

As of December 31, 2025, the leases with Amazon.com Services LLC represent approximately 64% of the Company’s Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with the Company are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). Amazon is a public company that is subject to the filing requirements of the Securities and Exchange Act of 1934, as amended. Amazon is required to file its audited financial statements in its Annual Reports on Form 10-K and its unaudited interim financial statements in its Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s filings with the SEC is solely for the information of investors. Amazon’s filings with the SEC should not be considered a part of or as incorporated by reference in this Annual Report on Form 10-K.

•
Industry Concentration

As of December 31, 2025, approximately 64% of the Company’s Annualized Base Rent is from tenants within the e-commerce industry and the remainder of the Company’s Annualized Base Rent is from tenants within the renewable energy industry and food and beverage industry.

Lessee

As of December 31, 2025, one of the Company’s investments in real estate is subject to a ground lease. The Company serves as lessee under the ground lease. The Company assumed this ground lease as part of the Washington Property acquisition. There were no initial direct costs associated with this ground lease. The initial term of the ground lease expires on December 31, 2074, and it has two ten-year extension options. The ground lease is an absolute net lease whereby the Company is required to pay all taxes, utilities and maintenance. Payments under the Company’s Washington Property ground lease consist exclusively of fixed payment components, which incorporate periodic increases based on fixed percentage escalations. The Company utilized its incremental borrowing rate at the time of entering the ground lease, which was 7.41%, as the discount rate to determine its lease liability. The Company classified the ground lease as a finance lease. As of December 31, 2025, the remaining lease term of the Company’s finance lease was 49.0 years.

The following table details the undiscounted future lease payments under the Company’s finance lease as of December 31, 2025 ($ in thousands):

Year	Future Lease Payments
2026	$4,880
2027	4,880
2028	4,880
2029	5,611
2030	5,611
Thereafter	479,483
Total lease payments	505,345
Less imputed interest	(407,772)
Total lease liability - finance lease	$97,573

The following table details the current and non-current portion of the lease liability under the Company’s finance lease as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Current lease liability - finance lease (1)	$4,866	$4,866
Noncurrent lease liability - finance lease	92,707	90,698
Total lease liability - finance lease (2)	$97,573	$95,564

(1)
Current lease liability - finance lease represents the net present value of lease payments under the ground lease due within the next 12 months; this amount was calculated by discounting the cash flows using the Company’s incremental borrowing rate at the time of assuming the ground lease, which was 7.41%.
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

The following table details the Company’s right-of-use asset obtained under the finance lease as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Right-of-use asset from recognition of finance lease	$95,150	$95,150
Favorable lease asset	8,008	8,008
Right-of-use asset - finance lease	103,158	103,158
Accumulated amortization of right-of-use asset	(2,485)	(431)
Right-of-use asset, net	$100,673	$102,727

The following table details the fixed and variable components of the Company’s finance lease for the years ended December 31, 2025 and 2024 ($ in thousands):

	Years Ended December 31,
	2025	2024
Interest on lease liabilities	$6,889	$1,436
Amortization of right-of-use assets	2,055	431
Total finance lease costs	$8,944	$1,867

There was no finance lease as of December 31, 2023. Thus, there was no finance lease cost for the year ended December 31, 2023.

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

10. Equity and Redeemable Non-controlling Interest

Authorized Capital

As of December 31, 2025 and 2024, the Company was authorized to issue up to 2.2 billion shares of common stock, par value $0.01 per share, and up to 100 million shares of preferred stock, par value $0.01 per share. Of the 100 million shares of preferred stock authorized as of December 31, 2025 and 2024, 220 shares were issued and classified as Class A shares.

As of December 31, 2025 and 2024, the Company had authorized the following classes of common stock (in thousands):

		Shares Authorized
		December 31,
Classification	Par Value Per Share	2025	2024
Class A-I Shares	$0.01	50,000	50,000
Class A-II Shares	$0.01	50,000	50,000
Class T Shares	$0.01	500,000	500,000
Class S Shares	$0.01	500,000	500,000
Class D Shares	$0.01	500,000	500,000
Class I Shares	$0.01	500,000	500,000
Class E Shares	$0.01	100,000	100,000
Total		2,200,000	2,200,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock for the years ended December 31, 2025, 2024 and 2023(1):

	For the year ended December 31, 2025
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock	Total
Beginning Balance, December 31, 2024	-	142,266	1,457,776	-	97,447	1,697,489
Common stock issued - primary offerings	223	392,967	1,202,519	2,569,332	-	4,165,041
Common stock issued - distribution reinvestment	-	9,494	108,955	39,543	2,163	160,155
Independent directors’ restricted stock grant(2)	-	-	-	-	34,560	34,560
Common stock repurchased	-	(6,610)	(12,261)	-	-	(18,871)
Ending Balance, December 31, 2025	223	538,117	2,756,989	2,608,875	134,170	6,038,374

	For the year ended December 31, 2024
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock	Total
Beginning Balance, December 31, 2023	-	-	-	-	58,500	58,500
Common stock issued - primary offerings	-	141,464	1,454,619	-	-	1,596,083
Common stock issued - distribution reinvestment	-	802	3,157	-	791	4,750
Independent directors’ restricted stock grant(2)	-	-	-	-	38,156	38,156
Ending Balance, December 31, 2024	-	142,266	1,457,776	-	97,447	1,697,489

	For the year ended December 31, 2023
	Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock	Total
Beginning Balance, December 31, 2022	20,000	-	-	-	-	20,000
Common stock reclassification	(20,000)	-	-	-	20,000	-
Independent directors’ restricted stock grant(2)	-	-	-	-	38,500	38,500
Ending Balance, December 31, 2023	-	-	-	-	58,500	58,500

(1)
As of December 31, 2025, there were no Class S or D shares issued and outstanding. As of December 31, 2024, there were no Class T, S, D or A-II shares issued and outstanding.
(2)
The independent directors’ restricted stock grant amounted to an aggregate award of $384,998, $384,994 and $385,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company compensates each of its independent directors with an annual retainer of $175,000, consisting of approximately $78,750 in cash and $96,250 in the form of an annual grant of restricted stock. The cost of each grant is amortized over the one-year service period for each grant. See “— Share Based Compensation” below for details.

Offerings

On August 1, 2023, the Company registered the Offering with the SEC for up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan. The Company intends to sell any combination of four classes of shares of its common stock in the Offering, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes in the Offering have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The terms of the Offering required the Company to hold investors’ funds from the Offering in an interest-bearing escrow account until the Company received purchase orders for at least $25.0 million of its common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and the Company’s directors and officers, which purchases were not limited in amount) and the Company’s board of directors authorized the release of funds in the escrow account to the Company. On March 19, 2024, EQT Real Estate Holdings US, Inc. (“EQT Real Estate Holdings”, formerly known as EQT Exeter Holdings US, Inc.), an affiliate of the Sponsor, purchased approximately 6.2 million Class E units of the Operating Partnership for $62.2 million, or $10.00 per unit. As such, as of March 19, 2024, the Company satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and the Company’s board of directors authorized the Company to break escrow in the Offering. As of August 14, 2024, the Company also satisfied the minimum offering requirement for Pennsylvania. The purchase price per share for each class of common stock in the Offering will vary and will generally equal the Company’s prior month’s NAV per share for such class, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

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

EQT Real Estate Holdings has committed to purchase $200.0 million in Class E shares of the Company’s common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. As of December 31, 2025, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount.

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

The following table summarizes the aggregate distributions declared on the Company’s common stock during the periods presented. For the year ended December 31, 2025, distributions were declared on the Company’s Class T, Class I, Class A-I, Class A-II and Class E common stock, which were the only classes of common stock outstanding during that period. For the year ended December 31, 2024, distributions were declared on the Company’s Class I, Class A-I and Class E common stock, which were the only classes of common stock outstanding during that period. No distributions were declared on the Company’s common stock for the year ended December 31, 2023, thus no table is provided for the year ended December 31, 2023.

	For the year ended December 31, 2025
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$0.04326	$0.49684	$0.49684	$0.45915	$0.49684
Distribution fee per share of common stock (1)	(0.0078)	-	-	-	-
Net distributions declared per share of common stock	$0.03546	$0.49684	$0.49684	$0.45915	$0.49684

	For the year ended December 31, 2024
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$-	$0.15076	$0.11307	$-	$0.33864
Distribution fee per share of common stock (1)	-	-	-	-	-
Net distributions declared per share of common stock	$-	$0.15076	$0.11307	$-	$0.33864
(1)
Distribution fees only apply to Class T, Class S and Class D common shares. For purposes of calculating NAV, the Company recognizes the distribution fees as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the lifetime cost of the distribution fees as an offering cost at the time the Company sells Class T, Class S or Class D common shares. As of December 31, 2025, the Company had accrued $132 of distribution fees under GAAP payable to the Dealer Manager related to the sale of Class T shares. As of December 31, 2024 and 2023, the Company had not accrued any distribution fees.

Distributions for the years ended December 31, 2025 and 2024 were characterized, for federal income tax purposes, as 100% return of capital.

Preferred Stock

On June 9, 2023, the Company issued 220 shares of Class A preferred stock to eight officers and employees of the Adviser and its affiliates at a price of $1,000 per share. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in the Company’s discretion by payment of $1,000 per share. A $50 per share redemption premium would have been applied in the event of redemption on or before December 31, 2024. No shares of Class A preferred stock had been redeemed as of December 31, 2025 and 2024. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security.

During the years ended December 31, 2025, 2024 and 2023, the cumulative dividends on Class A preferred shares were $22,000, $22,000 and $12,000, respectively. Those amounts were recorded as Dividends to preferred stockholders on the Company's Consolidated Statements of Operations. The cumulative dividends on the Class A preferred shares for the years ended December 31, 2025, 2024 and 2023 were all declared and paid during the respective years.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded $0.5 million, $0.4 million and $0.1 million of restricted stock amortization in General and administrative expenses in the Consolidated Statements of Operations, respectively.

The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share data):

For the Year Ended December 31, 2025			As of December 31, 2025
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2024	38,156	$10.09	0 months	$-
Granted	34,560	$11.14	6 months	192
Forfeited	-
Vested	(38,156)	$10.09
Unvested restricted shares as of December 31, 2025	34,560

For the Year Ended December 31, 2024			As of December 31, 2024
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2023	38,500	$10.00	0 months	$-
Granted	38,156	$10.09	8 months	257
Forfeited	-
Vested	(38,500)	$10.00
Unvested restricted shares as of December 31, 2024	38,156

For the Year Ended December 31, 2023			As of December 31, 2023
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2022	-
Granted	38,500	$10.00	8 months	$257
Forfeited	-
Vested	-	$10.00
Unvested restricted shares as of December 31, 2023	38,500

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

For the year ended December 31, 2025, the Company repurchased 18,871 shares of common stock, satisfying all repurchase requests received for the year ended December 31, 2025. There were no share repurchases, nor were any repurchase requests received, for the year ended December 31, 2024.

Redeemable non-controlling interest

As of December 31, 2025, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of approximately $197.1 million. Class E units include an embedded redemption feature that is considered to be outside the sole control of the Company. As a result, the Company has classified the Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

The following table details the redeemable non-controlling interest activity related to these units during the years ended December 31, 2025 and 2024 ($ in thousands):

	Years Ended December 31,
	2025	2024
Balance at the beginning of the year	$214,744	$-
Net loss allocation	(892)	(2,781)
Offering costs	-	(75)
Contributions from non-controlling interest	-	197,100
Distributions to non-controlling interest	(9,751)	(4,508)
Adjustment to redemption value	22,194	25,008
Ending balance	$226,295	$214,744

11. Commitments and Contingencies

As of December 31, 2025 and 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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

The Company determined there are no significant segment expenses that require separate disclosure as of December 31, 2025 and 2024, as the major categories of expenses regularly reviewed by the CODM to manage operations are reported on the Consolidated Statements of Operations.

13. Subsequent Events

As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

Distributions

On January 30, 2026, the Company declared a gross distribution of $0.04326 per share for its Class E, Class I, Class T, Class A-I and Class A-II common stock and a gross distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on January 31, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid to the Dealer Manager. The distributions were paid on February 10, 2026 and were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

On February 27, 2026, the Company declared a gross distribution of $0.04326 per share for its Class E, Class I, Class T, Class A-I and Class A-II common stock and a gross distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on February 28, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid to the Dealer Manager. The distributions were paid on March 10, 2026 and were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in the Company’s primary offerings subsequent to December 31, 2025, through the date of this filing (in thousands, except share and per share data):

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
January 2, 2026	Class I	18,911	$205	$10.84
January 2, 2026	Class A-II (1)	106,987	$1,142	$10.67
February 2, 2026	Class I	24,839	$270	$10.87
February 2, 2026	Class A-II (1)	203,668	$2,179	$10.70
February 2, 2026	Class T	2,224	$25	$10.86
March 2, 2026	Class A-II (1)	83,445	$896	$10.74
March 2, 2026	Class I	9,174	$100	$10.90

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to December 31, 2025, through the date of this filing (in thousands, except share and per share data):

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
January 12, 2026	Class I	1,237	$13	$10.84
January 12, 2026	Class E (2)	221	$3	$11.47
January 12, 2026	Class A-I (1)	10,163	$109	$10.70
January 12, 2026	Class A-II (1)	8,878	$95	$10.67
January 12, 2026	Class T	1	$0	$10.84
February 10, 2026	Class I	1,296	$14	$10.87
February 10, 2026	Class E (2)	221	$3	$11.53
February 10, 2026	Class A-I (1)	10,175	$109	$10.73
February 10, 2026	Class A-II (1)	9,280	$99	$10.70
February 10, 2026	Class T	1	$0	$10.86
March 10, 2026	Class I	1,320	$14	$10.90
March 10, 2026	Class E (2)	220	$3	$11.59
March 10, 2026	Class A-I (1)	10,178	$110	$10.77
March 10, 2026	Class A-II (1)	10,024	$108	$10.74
March 10, 2026	Class T	8	$0	$10.89

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

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

Second Amendment of Advisory Agreement

On February 24, 2026, the Company, the Operating Partnership and the Adviser entered into an amendment (the “Amendment”) to the Amended and Restated Advisory Agreement, dated March 19, 2024, as renewed and extended pursuant to the Renewal Agreement of Amended and Restated Advisory Agreement, dated July 31, 2024, as amended pursuant to Amendment No. 1 to the Amended and Restated Advisory Agreement, dated February 27, 2025, and as further renewed and extended pursuant to the Second Renewal Agreement of Amended and Restated Advisory Agreement, dated July 31, 2025 (collectively, the “Advisory Agreement”).

Under the Advisory Agreement, the Adviser agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2026, the second anniversary of the date on which the Company broke escrow in its public offering. The Company was to reimburse the Adviser for all such advanced expenses ratably over the 60 months following March 19, 2026. In addition, the Adviser agreed to advance on the Company’s behalf certain of the Company’s general and administrative expenses through the earlier of (a) the first date that the aggregate net asset value (“NAV”) of the Company’s outstanding shares of common stock, along with Operating Partnership units held by parties other than the Company, reached $1.0 billion and (b) March 19, 2026, the second anniversary of the date on which the Company broke escrow for its public offering, at which point the Company was to reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

The Amendment extends the period over which the Adviser will advance such expenses and makes a corresponding adjustment to the Company’s obligation to reimburse such advanced expenses. Pursuant to the Amendment, the Adviser will advance the organization and offering expenses described above through March 19, 2027, the third anniversary of the date on which the Company broke escrow in its public offering, at which point the Company will reimburse the Adviser for all such expenses ratably over the 60 months following March 19, 2027. In addition, under the Amendment, the Adviser will advance on the Company’s behalf certain of the Company’s general and administrative expenses through the earlier of (a) the first date that the aggregate NAV of the Company’s outstanding shares of common stock, along with Operating Partnership units held by parties other than the Company, reaches $1.0 billion and (b) March 19, 2027, the third anniversary of the date on which the Company broke escrow for its public offering, at which point the Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands)

						Costs Capitalized		Gross Amounts at which Carried
				Initial Cost		Subsequent to Acquisition		at the Close of Period (1)
Description	Name	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation (2)	Year Built/Last Renovated (unaudited)	Acquired
Industrial Properties
	Georgetown Property	Georgetown, Texas	$31,894	$21,796	$31,895	$—	$—	$21,796	$31,895	$53,691	$(1,954)	2023	2024
	Middletown Property	Middletown, Pennsylvania	85,250	35,157	118,409	—	109	35,157	118,518	153,675	(5,134)	2023	2024
	Nashville Property	Portland, Tennessee	36,913	10,784	49,856	—	—	10,784	49,856	60,640	(2,152)	2023	2024
	Washington Property	Tukwila, Washington	40,793	7,031	54,384	—	—	7,031	54,384	61,415	(2,407)	2021	2024
	Torrance Property	Torrance, California	—	37,368	11,572	—	—	37,368	11,572	48,940	—	2000	2025
Total industrial properties			194,850	112,136	266,116	—	109	112,136	266,225	378,361	(11,647)
Portfolio Total			$194,850	$112,136	$266,116	$—	$109	$112,136	$266,225	$378,361	$(11,647)
(1)
As of December 31, 2025, the aggregate gross cost basis for tax purposes was $429.2 million.
(2)
Refer to Note 2 of the Company’s consolidated financial statements for details on depreciable lives.

Schedule III does not include the right-of-use asset - finance lease associated with the Washington Property, totaling $103.2 million; it also does not include construction in progress associated with the Nashville Property’s tenant improvement project, totaling $8.9 million. Accumulated depreciation does not include the accumulated depreciation of the right-of-use asset - finance lease, totaling $2.5 million as of December 31, 2025; construction in progress is not subject to depreciation. The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2025 ($ in thousands).

Description	December 31, 2025	December 31, 2024
Real Estate
Balance at the beginning of the year	$329,312	$—
Addition during the year:
Land and land improvements	37,368	74,768
Building and building improvements	11,681	254,544
Dispositions during the year:
Land and land improvements	—	—
Building and building improvements	—	—
Balance at the end of the year	$378,361	$329,312

Accumulated Depreciation:
Balance at the beginning of the year	(3,001)	—
Accumulated depreciation	(8,646)	(3,001)
Dispositions	—	—
Balance at the end of the year	$(11,647)	$(3,001)