Form 10-Q
period 2026-06-30
EQT Exeter Real Estate Income Trust, Inc.
filed 2026-08-12
CIK 1946997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had the following shares of common stock outstanding: 2,496 shares of Class T common stock, 679,767 shares of Class I common stock, 2,781,214 shares of Class A-I common stock, 4,226,914 shares of Class A-II common stock, and 167,976 shares of Class E common stock. There were no shares of Class S common stock and Class D common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands - except share data)

Assets	June 30, 2026 (unaudited)	December 31, 2025
Investments in real estate, net	$470,775	$476,325
Cash and cash equivalents	27,177	13,248
Restricted cash	5,597	5,596
Real estate related intangibles, net	34,990	36,969
Other assets	11,405	9,193
Total Assets	$549,944	$541,331
Liabilities and (Deficit)/Equity
Mortgage notes, net	$194,047	$194,000
Lease liability - finance lease	98,632	97,573
Accounts payable and accrued expenses	2,503	1,687
Due to affiliates	17,261	14,945
Other liabilities	1,591	1,579
Total Liabilities	$314,034	$309,784

Redeemable non-controlling interest	$237,238	$226,295

(Deficit)/Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable on or before December 31, 2024 at $50 redemption premium per share) issued and outstanding at June 30, 2026 and December 31, 2025, respectively	220	220
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 shares authorized and 2,481 shares and 223 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	0	0
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized and 621,690 shares and 538,117 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	5
Common stock - Class A-I Shares, $0.01 par value per share, 50,000,000 shares authorized and 2,770,322 shares and 2,756,989 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	28	28
Common stock - Class A-II Shares, $0.01 par value per share, 50,000,000 shares authorized and 3,703,015 shares and 2,608,875 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	37	26
Common stock - Class E Shares, $0.01 par value per share, 100,000,000 shares authorized and 167,430 shares and 134,170 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (including 31,948 unvested restricted shares at June 30, 2026)	1	1
Additional paid-in capital	18,546	22,481
Accumulated deficit	(20,166)	(17,509)
Total (Deficit)/Equity	(1,328)	5,252
Total Liabilities, Redeemable non-controlling interest and (Deficit)/Equity	$549,944	$541,331

The financial statements are presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(Unaudited and in thousands - except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$10,675	$9,263	$20,903	$18,412
Total Revenues	10,675	9,263	20,903	18,412
Expenses
Rental property operating expenses	$1,894	$1,171	$3,260	$2,229
General and administrative expenses	687	715	1,703	1,811
Management fee	149	65	278	110
Performance participation allocation	242	215	584	215
Depreciation and amortization	3,768	3,548	7,535	7,094
Total Expenses	$6,740	$5,714	$13,360	$11,459
Other Income (Expense)
Interest income	209	448	357	854
Interest expense	(4,494)	(4,455)	(8,977)	(8,901)
Total Other Income (Expense)	(4,285)	(4,007)	(8,620)	(8,047)
Net (Loss)	$(350)	$(458)	$(1,077)	$(1,094)
Dividends to preferred stockholders	$(5)	$(5)	$(11)	$(11)
Net (income) loss attributable to redeemable non-controlling interest	(25)	156	174	675
Net (loss) attributable to common stockholders	$(380)	$(307)	$(914)	$(430)
Net (loss) per share of common stock - basic and diluted	$(0.05)	$(0.08)	$(0.14)	$(0.12)
Weighted-average shares of common stock outstanding - basic and diluted	7,022,434	3,846,320	6,684,366	3,445,533

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity/(Deficit) and Redeemable Non-Controlling Interest

(Unaudited and in thousands - except share data)

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity/(Deficit)	Redeemable Non-controlling Interest
Balance at January 1, 2026	220	6,038,374	$60	$22,481	$(17,509)	$5,252	$226,295
Net loss	—	—	—	—	(528)	(528)	(199)
Offering costs	—	—	—	(289)	—	(289)	—
Distribution reinvestments	—	63,222	0	678	—	678	—
Issuance of common stock	—	449,248	5	4,812	—	4,817	—
Repurchase of common stock	—	(26,999)	0	(292)	—	(292)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(9,831)	—	(9,831)	9,831
Distributions to non-controlling interest	—	—	—	—	—	—	(2,547)
Distributions declared on common stock	—	—	—	—	(828)	(828)	—
Stock based compensation	—	—	—	96	—	96	—
Balance at March 31, 2026	220	6,523,845	$65	$17,655	$(18,865)	$(925)	$233,380
Net loss	—	—	—	—	(375)	(375)	25
Offering costs	—	—	—	(539)	—	(539)	—
Distribution reinvestments	—	68,125	0	744	—	744	—
Issuance of common stock	—	700,262	7	7,623	—	7,630	—
Repurchase of common stock	—	(59,242)	—	(653)	—	(653)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(6,380)	—	(6,380)	6,380
Preferred stock dividend	—	—	—	—	(11)	(11)	—
Distributions to non-controlling interest	—	—	—	—	—	—	(2,547)
Distributions declared on common stock	—	—	—	—	(915)	(915)	—
Stock based compensation	—	—	—	96	—	96	—
Issuance of restricted stock awards	—	31,948	—	—	—	—	—
Balance at June 30, 2026	220	7,264,938	$72	$18,546	$(20,166)	$(1,328)	$237,238

The financial statements are presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid-In Capital	Accumulated Deficit	Total Deficit	Redeemable Non-controlling Interest
Balance at January 1, 2025	220	1,697,489	$17	$—	$(14,261)	$(14,024)	$214,744
Net loss	—	—	—	—	(117)	(117)	(519)
Offering costs	—	—	—	(177)	—	(177)	—
Distribution reinvestments	—	22,060	0	230	—	230	—
Issuance of common stock	—	1,500,120	15	15,480	—	15,495	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(1,711)	—	(1,711)	1,711
Distributions to non-controlling interest	—	—	—	—	—	—	(2,219)
Distributions declared on common stock	—	—	—	—	(350)	(350)	—
Stock based compensation	—	—	—	96	—	96	—
Balance at March 31, 2025	220	3,219,669	$32	$13,918	$(14,728)	$(558)	$213,717
Net loss	—	—	—	$—	$(302)	$(302)	$(156)
Offering costs	—	—	—	(398)	—	(398)	—
Distribution reinvestments	—	34,544	0	359	—	359	—
Issuance of common stock	—	922,287	9	9,605	—	9,614	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(9,343)	—	(9,343)	9,343
Preferred stock dividend	—	—	—	—	(11)	(11)	—
Distributions to non-controlling interest	—	—	—	—	—	—	(2,438)
Distributions declared on common stock	—	—	—	—	(486)	(486)	—
Stock based compensation	—	—	—	96	—	96	—
Issuance of restricted stock awards	—	34,560	—	—	—	—	—
Balance at June 30, 2025	220	4,211,060	$41	$14,237	$(15,527)	$(1,029)	$220,466

The financial statements are presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,077)	$(1,094)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	7,535	7,094
Amortization of deferred financing costs	47	45
Straight-line rent amortization	(1,851)	(2,083)
Non-cash finance lease interest expense	1,059	987
Non-cash compensation expense	192	192
Changes in assets and liabilities
Other assets	(194)	141
Due to affiliates	1,466	1,964
Other liabilities	12	(16)
Accounts payable and accrued expenses	611	(71)
Net cash provided by operating activities	7,800	7,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate	—	(109)
Capital expenditures for construction in progress	—	(7,256)
Net cash (used in) investing activities	—	(7,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	12,447	25,109
Repurchase of common stock	(945)	—
Distributions paid on common stock	(266)	(132)
Dividends paid on preferred stock	(11)	(11)
Distributions paid on redeemable non-controlling interest	(5,095)	(4,548)
Net cash provided by financing activities	6,130	20,418
Net change in cash, cash equivalents and restricted cash	13,930	20,212
Cash, cash equivalents and restricted cash, beginning of period	18,844	32,458
Cash, cash equivalents and restricted cash, end of period	$32,774	$52,670

Supplemental disclosure of cash flow information:
Interest paid - finance lease	$2,440	$2,434
Interest paid - mortgage notes	$5,051	$5,051

Non-cash investing and financing activities
Accrued offering costs due to affiliate	$850	$500
Other accrued costs due to affiliates	$1,020	$920
Distribution reinvestments	$1,424	$589
Distributions accrued and not paid — redeemable non-controlling interest	$847	$849
Distributions accrued and not paid — common stock	$312	$179

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

As of June 30, 2026, the Company owned five industrial properties.

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

The accompanying unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may at times have bank balances in excess of federally insured amounts. The Company held $27.2 million and $13.2 million in cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Restricted Cash

Restricted cash primarily consists of amounts in escrow related to tenant improvement reimbursements at certain of the Company’s properties. The Company held $5.6 million in restricted cash as of June 30, 2026 and December 31, 2025.

Deferred Financing Costs

Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements.

Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. The Company had net deferred financing costs of $0.8 million and $0.9 million as of June 30, 2026 and December 31, 2025, respectively.

Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

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

Valuation of assets measured at fair value on a nonrecurring basis

Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore these assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. See below “Impairment of Real Estate Portfolio.” There were no impairments recognized for the three and six months ended June 30, 2026 and 2025.

Valuation of assets and liabilities not measured at fair value

The fair values of financial instruments (other than mortgage notes), including cash and cash equivalents, restricted cash, accounts receivable and other financial instruments, included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at June 30, 2026 and December 31, 2025.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$194,850	$194,019	$194,850	$195,568
Total	$194,850	$194,019	$194,850	$195,568

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

On July 29, 2026, the Company filed a Registration Statement on Form S-11 for a follow-on public offering of up to $4.5 billion in shares of common stock, consisting of up to $3.5 billion in shares of common stock in the primary offering and up to $1.0 billion in shares of common stock pursuant to the distribution reinvestment plan (the “Follow-on Offering”). The Follow-on Offering is separate from the Company’s current Offering and private offerings (the “Current Offerings”).

As of June 30, 2026 and December 31, 2025, the Adviser and its affiliates had incurred $8.7 million and $7.8 million, respectively, in organization and offering expenses on behalf of the Company related to the Company’s Current Offerings and Follow-on Offering. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

As of June 30, 2026, the Company had incurred $0.2 million of deferred offering costs directly attributable to the Follow-on Offering, which were recorded within Other assets on the Company’s Consolidated Balance Sheets. As of December 31, 2025, all deferred offering costs related to the Current Offerings had been charged against stockholders’ equity as shares were sold in the Current Offerings. Accordingly, no deferred offering costs related to the Current Offerings were recorded on the Company’s Consolidated Balance Sheets as of December 31, 2025.

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

In addition to the general and administrative expenses advanced by the Adviser, the Company also incurs certain general and administrative expenses directly, which are recorded in the period in which they are incurred. For the three and six months ended June 30, 2026, the Company directly incurred $0.1 million and $0.3 million of such expenses, respectively; for the three and six months ended June 30, 2025, the Company directly incurred $0.1 million and $0.2 million of such expenses, respectively. Those amounts were recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.

As of June 30, 2026 and December 31, 2025, the Adviser and its affiliates had incurred $7.9 million and $6.5 million, respectively, in general and administrative expenses on behalf of the Company. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Share Based Payments

The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.

Net Loss per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and six months ended June 30, 2026 and 2025, unvested shares of Class E common stock awarded to the Company’s independent directors were excluded from the calculation of diluted earnings per share as the inclusion of such potential shares of common stock in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.

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

3. Investments in Real Estate

The gross carrying amount and accumulated depreciation and amortization of the Company’s investments in real estate consisted of the following as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Building and building improvements	$266,116	$266,116
Land and land improvements	112,136	112,136
Construction in progress	8,938	8,938
Right-of-use asset - finance lease	103,158	103,158
Leasehold improvements	109	109
Total	490,457	490,457
Accumulated depreciation and amortization	(19,682)	(14,132)
Investment in real estate, net	$470,775	$476,325

Acquisitions and dispositions

During the three and six months ended June 30, 2026 and 2025, the Company did not acquire or dispose of any real estate investments.

4. Real Estate Related Intangibles

The gross carrying amount and accumulated amortization of the Company’s real estate related intangible assets consisted of the following as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$18,502	$18,502
Tenant origination costs	23,414	23,414
Total	41,916	41,916
Accumulated amortization:
In-place lease intangibles	(2,910)	(2,043)
Tenant origination costs	(4,016)	(2,904)
Real estate intangible assets, net	$34,990	$36,969

The intangible assets associated with the properties are amortized over the remaining lease terms. As a result, the Company’s real estate related intangibles have a weighted average amortization period of approximately 8.9 years remaining.

The estimated future amortization of the Company’s real estate related intangibles for each of the next five years and thereafter as of June 30, 2026, is as follows ($ in thousands):

	In-Place Lease Intangibles	Tenant Origination Costs	Total
2026 (remaining)	$867	$1,114	$1,981
2027	1,733	2,226	3,959
2028	1,733	2,226	3,959
2029	1,733	2,226	3,959
2030	1,733	2,226	3,959
2031	1,733	2,226	3,959
Thereafter	6,060	7,154	13,214
Total	$15,592	$19,398	$34,990

5. Other Assets and Other Liabilities

The following table details the components of the Company’s other assets as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Receivables	$10,234	$7,712
Prepaid expenses	977	1,454
Other	22	27
Deferred offering costs	172	-
Other assets	$11,405	$9,193

The following table details the components of the Company’s other liabilities as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Prepaid rent from tenant	$591	$579
Tenant security deposit	1,000	1,000
Other liabilities	$1,591	$1,579

6. Mortgage Notes

The following table details the Company’s mortgage notes as of June 30, 2026 and December 31, 2025 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Fixed rate mortgage notes
Middletown Mortgage Loan	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(803)	(850)
Mortgage notes, net			$194,047	$194,000

The following table details the future principal payments due under the Company’s mortgage notes as of June 30, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$—
2027	—
2028	—
2029	—
2030	—
2031	—
Thereafter	194,850
Total future principal payments	$194,850

For the three and six months ended June 30, 2026, the Company recognized interest expense of $2.7 million and $5.5 million related to its outstanding mortgage notes, respectively, which included amortization of deferred financing costs of $23,000 and $47,000, respectively. For the three and six months ended June 30, 2025, the Company recognized interest expense of $2.7 million and $5.5 million related to its outstanding mortgage notes, respectively, which included amortization of deferred financing costs of $23,000 and $45,000, respectively.

The Company had $0.4 million of interest expense payable related to the outstanding mortgage notes as of June 30, 2026 and no interest expense payable related to the outstanding mortgage notes as of December 31, 2025.

The Company is subject to various financial covenants under certain of its mortgage notes. These covenants require the Company to maintain certain financial ratios, including ratios relating to tangible net worth and liquidity, among others. As of June 30, 2026, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

7. Related Party Transactions

The following table presents the details of due to affiliates as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Due to the Adviser
Advanced organization and offering expenses	$8,671	$7,821
Advanced general and administrative expenses	7,904	6,522
Management fee	51	40
	16,626	14,383

Due to the Special Limited Partner
Performance participation allocation	584	535

Due to EQT Real Estate Advisors, LLC (the “Property Manager”)
Property management fee	50	27

Due to EQT Partners BD, LLC (the “Dealer Manager”)
Distribution fees	1	0
Total Due to Affiliates	$17,261	$14,945

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

For the three and six months ended June 30, 2026, the Company incurred $0.1 million and $0.3 million of management fees, respectively. For the three and six months ended June 30, 2025, the Company incurred $65,000 and $0.1 million of management fees, respectively. Those amounts were recorded as Management fee on the Company's Consolidated Statements of Operations.

As of June 30, 2026 and December 31, 2025, $51,000 and $40,000 of management fees were payable to the Adviser, respectively. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

In addition to the organization, offering and general and administrative expense reimbursements described herein (see Note 2, “Summary of Significant Accounting Policies”), the Company will reimburse the Adviser for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, and (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliate. During the three and six months ended June 30, 2026 and 2025, the Company did not incur any of the reimbursements as described above.

The Company will not pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. The Company will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related securities, whether or not such investments are acquired, and make payments to third parties in connection with making investments. During the three and six months ended June 30, 2026 and 2025, the Company did not incur any of the reimbursements as described above.

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

For the three and six months ended June 30, 2026, the Company accrued $0.2 million and $0.6 million for the performance participation allocation, respectively. For the three and six months ended June 30, 2025, the Company accrued $0.2 million and $0.2 million for the performance participation allocation, respectively. The calendar year 2025 performance participation allocation of $0.5 million was settled in cash to the Special Limited Partner during the first quarter of 2026. The performance participation allocation is recognized as an expense in the Consolidated Statements of Operations in the period in which the related performance is achieved and the related payable is recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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

For the three and six months ended June 30, 2026, the Company incurred $0.1 million and $0.2 million of property management fees, respectively. For the three and six months ended June 30, 2025, the Company incurred $77,000 and $0.2 million of property management fees, respectively.

Those amounts were recorded as a component of Rental property operating expenses on the Company's Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $50,000 and $27,000 of property management fees were payable to the Property Manager, respectively. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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

There were no upfront selling commissions or upfront dealer manager fees incurred for the three months ended June 30, 2026. For the six months ended June 30, 2026, the Company incurred and paid approximately $1,000 of upfront selling commissions and dealer manager fees. There were no upfront selling commissions or upfront dealer manager fees incurred for the three and six months ended June 30, 2025.

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

For the three months ended June 30, 2026, the Company did not accrue any distribution fees. For the six months ended June 30, 2026, the Company had accrued approximately $1,000 of distribution fees related to Class T shares. For the three and six months ended June 30, 2025, the Company did not accrue any distribution fees. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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

The following table summarizes the fixed and variable components of the Company’s operating leases for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Fixed lease payments	$8,861	$8,116	$17,723	$16,232
Variable lease payments	1,814	1,147	3,180	2,180
Total rental revenue	$10,675	$9,263	$20,903	$18,412

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial properties as of June 30, 2026 ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$16,086
2027	32,911
2028	33,896
2029	34,912
2030	35,955
2031	37,033
Thereafter	137,496
Total	$328,289

As of June 30, 2026, the Company had concentration of credit risks related to the following tenant leases:

			Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Average Annualized Base Rent per Sq. Ft. (2)
Amazon.com Services LLC	Middletown Property	E-commerce	$11,130	31%	$9.13
Amazon.com Services LLC	Washington Property	E-commerce	$11,787	33%	$58.22
Shoals Technologies Group, LLC	Nashville Property	Renewable energy	$5,742	16%	$9.00
GAF Energy LLC	Georgetown Property	Renewable energy	$3,809	11%	$8.47

(1)
Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term (“Annualized Base Rent”). The Annualized Base Rent presented in the table is as of June 30, 2026.
(2)
Average annualized base rent per square foot is calculated as the Annualized Base Rent divided by the leased rentable square feet.

•
Tenant Concentration

As of June 30, 2026, the leases with Amazon.com Services LLC represent approximately 64% of the Company’s Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with the Company are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). Amazon is a public company that is subject to the filing requirements of the Securities Exchange Act of 1934, as amended. Amazon is required to file its audited financial statements in its Annual Reports on Form 10-K and its unaudited interim financial statements in its Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s filings with the SEC is solely for the information of investors. Amazon’s filings with the SEC should not be considered a part of or as incorporated by reference in this Quarterly Report on Form 10-Q.

•
Industry Concentration

As of June 30, 2026, approximately 64% of the Company’s Annualized Base Rent is from tenants within the e-commerce industry and the remainder of the Company’s Annualized Base Rent is from tenants within the renewable energy industry and food and beverage industry.

Lessee

As of June 30, 2026, one of the Company’s investments in real estate is subject to a ground lease. The Company is the lessee under the ground lease. The Company assumed this ground lease as part of the Washington Property acquisition. There were no initial direct costs associated with this ground lease. The initial term of the ground lease expires on December 31, 2074, and it has two ten-year extension options. The ground lease is an absolute net lease whereby the Company is required to pay all taxes, utilities and maintenance. Payments under the Company’s Washington Property ground lease consist exclusively of fixed payment components, which incorporate periodic increases based on fixed percentage escalations. The Company utilized its incremental borrowing rate at the time of entering the ground lease, which was 7.41%, as the discount rate to determine its lease liability. The Company classified the ground lease as a finance lease. As of June 30, 2026, the remaining lease term of the Company’s finance lease was 48.5 years.

The following table details the undiscounted future lease payments under the Company’s finance lease as of June 30, 2026 ($ in thousands):

Year	Future Lease Payments
2026 (remaining)	$2,439
2027	4,880
2028	4,880
2029	5,611
2030	5,611
2031	5,611
Thereafter	473,872
Total lease payments	502,904
Less imputed interest	(404,272)
Total lease liability - finance lease	$98,632

The following table details the current and non-current portion of the lease liability under the Company’s finance lease as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Current lease liability - finance lease (1)	$4,866	$4,866
Noncurrent lease liability - finance lease	93,766	92,707
Total lease liability - finance lease (2)	$98,632	$97,573
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

The following table details the Company’s right-of-use asset obtained under the finance lease as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Right-of-use asset from recognition of finance lease	$95,150	$95,150
Favorable lease asset	8,008	8,008
Right-of-use asset - finance lease	103,158	103,158
Accumulated amortization of right-of-use asset	(3,513)	(2,485)
Right-of-use asset, net	$99,645	$100,673

The following table details the fixed and variable components of the Company’s finance lease for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Interest on lease liabilities	$1,754	$1,715	$3,499	$3,421
Amortization of right-of-use assets	514	514	1,028	1,027
Total finance lease costs	$2,268	$2,229	$4,527	$4,448

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

10. Equity and Redeemable Non-controlling Interest

Authorized Capital

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue up to 2.2 billion shares of common stock, par value $0.01 per share, and up to 100 million shares of preferred stock, par value $0.01 per share. Of the 100 million shares of preferred stock authorized as of June 30, 2026 and December 31, 2025, 220 shares were issued and classified as Class A shares.

As of June 30, 2026 and December 31, 2025, the Company had authorized the following classes of common stock (in thousands):

		Shares Authorized
Classification	Par Value Per Share	June 30, 2026	December 31, 2025
Class A-I Shares	$0.01	50,000	50,000
Class A-II Shares	$0.01	50,000	50,000
Class T Shares	$0.01	500,000	500,000
Class S Shares	$0.01	500,000	500,000
Class D Shares	$0.01	500,000	500,000
Class I Shares	$0.01	500,000	500,000
Class E Shares	$0.01	100,000	100,000
Total		2,200,000	2,200,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock for the six months ended June 30, 2026(1):

	For the six months ended June 30, 2026
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock	Total
Beginning Balance, January 1, 2026	223	538,117	2,756,989	2,608,875	134,170	6,038,374
Common stock issued - primary offerings	2,224	92,810	-	1,054,476	-	1,149,510
Common stock issued - distribution reinvestment	34	7,913	60,571	61,517	1,312	131,347
Independent directors’ restricted stock grant(2)	-	-	-	-	31,948	31,948
Common stock repurchased	-	(17,150)	(47,238)	(21,853)	-	(86,241)
Ending Balance, June 30, 2026	2,481	621,690	2,770,322	3,703,015	167,430	7,264,938
(1)
As of June 30, 2026, there were no Class S or D shares issued and outstanding.
(2)
The independent directors’ restricted stock grant amounted to an aggregate award of $384,973 for the six months ended June 30, 2026. The Company compensates each of its independent directors with an annual retainer of $175,000, consisting of approximately $78,750 in cash and $96,250 in the form of an annual grant of restricted stock. The cost of each grant is amortized over the one-year service period for each grant. See “— Share Based Compensation” below for details.

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

EQT Real Estate Holdings has committed to purchase $200.0 million in Class E shares of the Company’s common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. As of June 30, 2026, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount.

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

In 2022, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for the issuance of 20,000 shares of the Company’s common stock. These shares were reclassified as Class E shares of common stock on June 21, 2023. The Adviser may not sell, transfer or dispose of these 20,000 shares to any party other than an affiliate of the Adviser while the Sponsor or any affiliate serves as the sponsor to the Company.

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

The following table summarizes the aggregate distributions declared on the Company’s common stock during the periods presented. For the six months ended June 30, 2026, distributions were declared on the Company’s Class T, Class I, Class A-I, Class A-II and Class E common stock, which were the only classes of common stock outstanding during that period. For the six months ended June 30, 2025, distributions were declared on the Company’s Class I, Class A-I, Class A-II and Class E common stock, which were the only classes of common stock outstanding during that period.

	For the three months ended June 30, 2026
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$0.12978	$0.12978	$0.12978	$0.12978	$0.12978
Distribution fee per share of common stock (1)	$(0.02364)	$-	$-	$-	$-
Net distributions declared per share of common stock	$0.10614	$0.12978	$0.12978	$0.12978	$0.12978

	For the three months ended June 30, 2025
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$-	$0.12421	$0.12421	$0.12421	$0.12421
Distribution fee per share of common stock (1)	$-	$-	$-	$-	$-
Net distributions declared per share of common stock	$-	$0.12421	$0.12421	$0.12421	$0.12421

	For the six months ended June 30, 2026
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$0.25956	$0.25956	$0.25956	$0.25956	$0.25956
Distribution fee per share of common stock (1)	$(0.04652)	$-	$-	$-	$-
Net distributions declared per share of common stock	$0.21304	$0.25956	$0.25956	$0.25956	$0.25956

	For the six months ended June 30, 2025
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$-	$0.23728	$0.23728	$0.19959	$0.23728
Distribution fee per share of common stock (1)	$-	$-	$-	$-	$-
Net distributions declared per share of common stock	$-	$0.23728	$0.23728	$0.19959	$0.23728

(1)
Distribution fees only apply to Class T, Class S and Class D common shares. For purposes of calculating NAV, the Company recognizes the distribution fees as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the lifetime cost, up to the applicable fee limit, of the distribution fees as an offering cost at the time the Company sells Class T, Class S or Class D common shares. As of June 30, 2026 and December 31, 2025, the Company had accrued $1,397 and $132 of distribution fees, respectively, under GAAP payable to the Dealer Manager related to the sale of Class T shares.

Preferred Stock

On June 9, 2023, the Company issued 220 shares of Class A preferred stock to eight officers and employees of the Adviser and its affiliates at a price of $1,000 per share. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in the Company’s discretion by payment of $1,000 per share. A $50 per share redemption premium would have been applied in the event of redemption on or before December 31, 2024. No shares of Class A preferred stock had been redeemed as of June 30, 2026 and December 31, 2025. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security.

During the three and six months ended June 30, 2026 and 2025, the cumulative dividends on Class A preferred shares were $5,000 and $11,000, respectively. Those amounts were recorded as Dividends to preferred stockholders on the Company's Consolidated Statements of Operations. The cumulative dividends on the Class A preferred shares for the three and six months ended June 30, 2026 were declared and paid in June 2026 and the cumulative dividends on the Class A preferred shares for the three and six months ended June 30, 2025 were declared and paid in June 2025.

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

On June 26, 2025, the Company issued an aggregate of 34,560 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan; these 34,560 restricted shares became fully vested on June 26, 2026, upon the one-year anniversary of the grant date. On June 24, 2026, the Company issued an aggregate of 31,948 restricted shares of Class E common stock to the Company’s four independent directors as compensation for their services pursuant to the Director Compensation Plan.

During the three and six months ended June 30, 2026 and 2025, the Company recorded $96,000 and $0.2 million of restricted stock amortization, respectively, which was recorded as a component of General and administrative expenses in the Consolidated Statements of Operations.

The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

For the six months ended June 30, 2026			As of June 30, 2026
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2025	34,560	$11.14	0 months	$-
Granted	31,948	$12.05	12 months	$385
Forfeited	-
Vested	(34,560)
Unvested restricted shares as of June 30, 2026	31,948

For the six months ended June 30, 2025			As of June 30, 2025
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2024	38,156	$10.09	2 months	$64
Granted	34,560	$11.14	12 months	$385
Forfeited	-
Vested	-
Unvested restricted shares as of June 30, 2025	72,716

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

For the three and six months ended June 30, 2026, the Company repurchased 59,242 and 86,241 shares of common stock, respectively, satisfying all repurchase requests received for the three and six months ended June 30, 2026. There were no share repurchases, nor were any repurchase requests received, for the three and six months ended June 30, 2025.

Redeemable non-controlling interest

As of June 30, 2026, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of approximately $197.1 million. Class E units include an embedded redemption feature that is considered to be outside the sole control of the Company. As a result, the Company has classified the Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

The following table details the redeemable non-controlling interest activity related to these units during the six months ended June 30, 2026 ($ in thousands):

Beginning Balance as of January 1, 2026	$226,295
Net loss allocation	(174)
Distributions to non-controlling interest	(5,094)
Adjustment to redemption value	16,211
Ending Balance as of June 30, 2026	$237,238

11. Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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

The Company determined there are no significant segment expenses that require separate disclosure for the three and six months ended June 30, 2026 and 2025, as the major categories of expenses regularly reviewed by the CODM to manage operations are reported on the Consolidated Statements of Operations.

13. Subsequent Events

As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

Distributions

On July 31, 2026, the Company declared a gross distribution of $0.04326 per share for its Class E, Class I, Class T, Class A-I and Class A-II common stock and a gross distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on July 31, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid to the Dealer Manager. The distributions were paid on August 10, 2026 and were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in the Company’s primary offerings subsequent to June 30, 2026, through the date of this filing (in thousands, except share and per share data):

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
July 1, 2026	Class I	4,468	$50	$11.19
July 1, 2026	Class A-II (1)	181,553	$2,001	$11.02
August 3, 2026	Class I	53,524	$600	$11.21
August 3, 2026	Class A-II (1)	316,667	$3,496	$11.04

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to June 30, 2026, through the date of this filing (in thousands, except share and per share data):

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
July 10, 2026	Class I	1,385	$15	$11.19
July 10, 2026	Class E (2)	272	$3	$12.05
July 10, 2026	Class A-I (1)	9,933	$110	$11.09
July 10, 2026	Class A-II (1)	12,482	$138	$11.02
July 10, 2026	Class T	8	$0	$11.17
August 10, 2026	Class I	1,377	$15	$11.21
August 10, 2026	Class E (2)	272	$3	$12.09
August 10, 2026	Class A-I (1)	9,961	$111	$11.11
August 10, 2026	Class A-II (1)	13,196	$146	$11.04
August 10, 2026	Class T	8	$0	$11.18

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

Follow-on Offering

On July 29, 2026, the Company filed a Registration Statement on Form S-11 for a follow-on public offering of up to $4.5 billion in shares of common stock, consisting of up to $3.5 billion in shares of common stock in the primary offering and up to $1.0 billion in shares of common stock pursuant to the distribution reinvestment plan. The Registration Statement for the Company’s follow-on public offering has not yet been declared effective under the Securities Act.

Share Repurchases

On July 31, 2026, the Company repurchased 11,677 shares of common stock, totaling approximately $0.1 million, pursuant to the Company's share repurchase plan. The Company satisfied all repurchase requests submitted in good order for the July 31, 2026 repurchase date.

Third Renewal of Advisory Agreement

On July 31, 2026, the Company, the Operating Partnership and the Adviser entered into the Second Amended and Restated Advisory Agreement (the “Advisory Agreement”). The terms of the Advisory Agreement are substantially the same as the terms of the advisory agreement that was previously in effect (as such agreement had been amended and extended) except that the term of the Advisory Agreement was extended for an additional year through July 31, 2027. Pursuant to the terms of the Advisory Agreement, the Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company, the Operating Partnership and the Adviser.

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

Overview

We are a Maryland corporation formed on September 2, 2022. We were formed to invest primarily in stabilized, income-oriented commercial real estate in the United States in a range of asset types. To a lesser extent, we also plan to invest in real estate related securities to provide a source of liquidity for our share repurchase plan and for cash management and other purposes. We are an externally advised, perpetual-life corporation. We are externally managed by EQT Real Estate, LLC (our “Adviser” or “EQT Real Estate”), an affiliate of EQT AB (our “Sponsor”).

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

From September 2, 2022 (the date of our formation) to March 18, 2024, our activity had been to prepare for our fundraising through our initial public offering of our common stock. We have registered with the SEC an initial public offering of up to $5.0 billion in shares of common stock (the “Offering”), consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The terms of the Offering required us to hold investors’ funds from the Offering in an interest-bearing escrow account until we received purchase orders for at least $25.0 million of our common stock or units of the Operating Partnership in the Offering or in separate private transactions (including purchase orders by the Adviser, the Sponsor, their affiliates and our directors and officers, which purchases were not limited in amount) and our board of directors authorized the release of funds in the escrow account to us. On March 19, 2024, the Operating Partnership issued approximately 6.2 million Class E units to EQT Real Estate Holdings US, Inc. (“EQT Real Estate Holdings”), an affiliate of our Sponsor, for an aggregate purchase price of $62.2 million, or $10.00 per unit. As such, as of March 19, 2024, we satisfied the minimum offering requirement for all jurisdictions other than Pennsylvania and our board of directors authorized us to break escrow in the Offering. As of August 14, 2024, we also satisfied the minimum offering requirement for Pennsylvania.

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

On July 29, 2026, we filed a Registration Statement on Form S-11 for a follow-on public offering of up to $4.5 billion in shares of common stock, consisting of up to $3.5 billion in shares of common stock in the primary offering and up to $1.0 billion in shares of common stock pursuant to the distribution reinvestment plan (the “Follow-on Offering”). The Registration Statement for our Follow-on Offering has not yet been declared effective under the Securities Act of 1933, as amended (the “Securities Act”). The Follow-on Offering is separate from the Company’s current Offering and private offerings (the “Current Offerings”).

As of August 12, 2026, we had received cumulative gross proceeds from our Current Offerings of $82.2 million from the sale of approximately 7.8 million shares of our common stock, including the shares issued pursuant to our distribution reinvestment plan. We intend to conduct continuous offerings of shares of our common stock.

Additionally, as of August 12, 2026, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount. See the discussion of the Sponsor Committed Amount under “—Liquidity and Capital Resources” below.

The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we acquire such assets. As of August 12, 2026, we owned five industrial properties.

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

Q2 2026 Highlights

Operating Results:

•
Beginning in April 2024, we have declared monthly distributions. Monthly net distributions declared totaled $3.5 million for the three months ended June 30, 2026, including $2.5 million of distributions related to Class E units of the Operating Partnership owned by EQT Real Estate Holdings. The details of the annualized distribution rates and total returns as of June 30, 2026 are shown in the following table:

	Class I Shares	Class T Shares	Class E Shares	Class A-I Shares	Class A-II Shares
Annualized Distribution Rate(1)	4.64%	3.81%	4.31%	4.68%	4.71%
Year-to-Date Total Return, without upfront selling commissions(2)	5.58%	4.95%	7.19%	6.03%	5.67%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	n/a	4.95%	n/a	n/a	n/a
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	10.97%	5.49%	13.52%	11.25%	9.11%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	n/a	1.92%	n/a	n/a	n/a

(1)
The annualized distribution rate is calculated as the June 30, 2026 monthly net distribution (which represents the gross distribution less distribution fees for the applicable class of common stock) annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses.
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

Portfolio

Investments in Real Estate

As of June 30, 2026, we owned five industrial properties encompassing in the aggregate approximately 2.6 million rentable square feet. We acquired each of these properties from third parties unaffiliated with us or our Adviser. The following table is a summary of our real estate portfolio as of June 30, 2026:

Property	Location	Rentable Square Feet	Date Acquired	Property Type	Purchase Price(1)	Annualized Base Rent(2)	Average Annualized Base Rent	Average Remaining Lease Term	Occupancy
					(in thousands)	(in thousands)	per Sq. Ft. (3)	in Years
Georgetown Property	Georgetown, TX	449,642	3/20/2024	Industrial	$60,933	$3,809	$8.47	7.42	100%
Middletown Property	Middletown, PA	1,219,021	8/14/2024	Industrial	$170,500	$11,130	$9.13	8.33	100%
Nashville Property	Portland, TN	638,330	8/15/2024	Industrial	$75,000	$5,742	$9.00	9.33	100%
Washington Property(4)	Tukwila, WA	202,464	10/16/2024	Industrial	$81,500	$11,787	$58.22	9.83	100%
Torrance Property	Torrance, CA	76,007	12/23/2025	Industrial	$51,500	$2,979	$39.19	9.50	100%

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

As our real estate investments are comprised 100% of industrial properties as of June 30, 2026, a diversification chart by property type is not presented, as it would not provide any additional meaningful insight into the composition of the portfolio.

The following chart further describes the geographic diversification of our real estate investments as of June 30, 2026 (percentage is based on the June 30, 2026 fair value of the real estate investments).

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

Significant Tenants

As of June 30, 2026, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our Annualized Base Rent. The following table is a summary of our significant tenants as of June 30, 2026:

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
(3)
As of June 30, 2026, the leases with Amazon.com Services LLC represent approximately 64% of our portfolio Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with us are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). Amazon is a public company that is subject to the filing requirements of the Securities Exchange Act of 1934, as amended. Amazon is required to file its audited financial statements in its Annual Reports on Form 10-K and its unaudited interim financial statements in its Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s filings with the SEC is solely for the information of investors. Amazon’s filings with the SEC should not be considered a part of or as incorporated by reference in this Quarterly Report on Form 10-Q.

Portfolio Lease Expirations

The following table sets forth a schedule of expiring leases for our real estate portfolio by number of leases, Annualized Base Rent and rentable square feet as of June 30, 2026:

Year of Expiration(1)	Number of Leases Expiring	Annualized Base Rent (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring

2026	-	$-	-	-	-
2027	-	-	-	-	-
2028	-	-	-	-	-
2029	-	-	-	-	-
2030	-	-	-	-	-
2031	-	-	-	-	-
2032	-	-	-	-	-
2033	1	3,809	11%	449,642	17%
2034	1	11,130	31%	1,219,021	47%
2035	2	8,721	25%	714,337	28%
Thereafter	1	11,787	33%	202,464	8%
Total	5	$35,447	100%	2,585,464	100%

(1)
Represents the expiration date of the leases and does not take into account any tenant renewal or termination options.

Results of Operations

As of June 30, 2026 and 2025, we owned five and four industrial properties, respectively. As a result, our results of operations presented for the three and six months ended June 30, 2026 and 2025 are not directly comparable.

Comparison of the three months ended June 30, 2026 versus the three months ended June 30, 2025

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026 and 2025 ($ in thousands):

	For the three months ended June 30,
	2026	2025	Change
Revenues
Rental revenue	$10,675	$9,263	$1,412
Total Revenues	10,675	9,263	1,412
Expenses
Rental property operating expenses	1,894	1,171	723
General and administrative expenses	687	715	(28)
Management fee	149	65	84
Performance participation allocation	242	215	27
Depreciation and amortization	3,768	3,548	220
Total Expenses	6,740	5,714	1,026
Other Income (Expense)
Interest income	209	448	(239)
Interest expense	(4,494)	(4,455)	(39)
Total Other Income (Expense)	(4,285)	(4,007)	(278)
Net (Loss)	$(350)	$(458)	$108
Dividends to preferred stockholders	$(5)	$(5)	$—
Net (income) loss attributable to redeemable non-controlling interest	(25)	156	(181)
Net (loss) attributable to common stockholders	$(380)	$(307)	$(73)

Rental revenue

Rental revenue primarily consists of base rent from tenant leases at our properties.

For the three months ended June 30, 2026 and 2025, we earned $10.7 million and $9.3 million of rental income from our real estate investments, respectively. The $1.4 million increase was primarily due to the acquisition of an industrial property on December 23, 2025, as well as higher tenant reimbursement income at our existing properties, driven by higher recoverable property operating expenses, during the three months ended June 30, 2026 as compared to the comparative period in 2025.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Rental property operating expenses include, among other expenses, insurance, utilities, real estate taxes and repair and maintenance expenses.

For the three months ended June 30, 2026 and 2025, rental property operating expenses were $1.9 million and $1.2 million, respectively. The $0.7 million increase in rental property operating expenses was primarily due to the incremental operating expenses from the industrial property acquired on December 23, 2025, as well as higher operating expenses, including those recoverable from tenants, at our existing properties, during the three months ended June 30, 2026 as compared to the comparative period in 2025.

General and administrative expenses

General and administrative expenses include but are not limited to corporate-level expenses such as audit fees, legal expenses, transfer agent expenses and fund administration expenses.

For the three months ended June 30, 2026 and 2025, general and administrative expenses were $0.7 million. There was no material change in general and administrative expenses for the three months ended June 30, 2026, as compared to the comparative period in 2025.

For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Management fees

Management fees are earned by our Adviser for providing services pursuant to the advisory agreement and are calculated as a percentage of the aggregate NAV of our classes of common stock, with applicable rates varying by share class.

For the three months ended June 30, 2026 and 2025, we incurred $0.1 million and $65,000 of management fees, respectively. The $84,000 increase was due to a higher average NAV during the three months ended June 30, 2026 as compared to the comparative period in 2025, which resulted in higher management fees under the NAV-based fee structure.

Performance participation allocation

The performance participation allocation relates to the Special Limited Partner’s performance participation interest in the Operating Partnership that entitles the Special Limited Partner to receive an allocation from the Operating Partnership equal to 12.5% of the annual Total Return of the Operating Partnership, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement). The performance participation allocation is recognized as an expense in the Consolidated Statements of Operations in the period in which the related performance is achieved.

For the three months ended June 30, 2026 and 2025, we accrued $0.2 million for the performance participation allocation. There was no material change in the performance participation allocation recorded for the three months ended June 30, 2026 and 2025 due to a comparable Total Return of the Operating Partnership in each period.

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

For the three months ended June 30, 2026 and 2025, we recorded $3.8 million and $3.5 million in depreciation and amortization expenses, respectively. The $0.3 million increase in depreciation and amortization expenses was primarily due to the industrial property acquired on December 23, 2025, resulting in higher depreciation and amortization expenses.

Interest income

Interest income primarily consists of interest earned from a short-term investment account.

For the three months ended June 30, 2026 and 2025, we recorded $0.2 million and $0.4 million of interest income, respectively. The $0.2 million decrease in interest income was primarily driven by the lower average short-term investment account balances during the three months ended June 30, 2026 as compared to the comparative period in 2025.

Interest expense

Interest expense primarily consists of interest on mortgage notes, including amortization of deferred financing costs, and interest on finance lease liabilities.

For the three months ended June 30, 2026, we recognized total interest expense of $4.5 million, consisting of (i) $2.7 million related to our outstanding mortgage notes, including the amortization of deferred financing costs of $23,000; and (ii) $1.8 million related to interest on our finance lease liabilities. For the three months ended June 30, 2025, we recognized total interest expense of $4.5 million, consisting of (i) $2.7 million related to our outstanding mortgage notes, including the amortization of deferred financing costs of $23,000; and (ii) $1.7 million related to interest on our finance lease liabilities. The increase of approximately $39,000 in interest expense for the three months ended June 30, 2026 as compared to the comparative period in 2025 primarily reflects normal period-over-period variation in interest expense recognized under the effective interest method on our finance lease liabilities and deferred financing costs.

Net income/loss attributable to redeemable non-controlling interest

As of June 30, 2026, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of approximately $197.1 million. Class E units include an embedded redemption feature that is considered to be outside our sole control. As a result, we have classified the Class E units as redeemable non-controlling interest in mezzanine equity on our Consolidated Balance Sheets.

Net income and loss attributable to redeemable non-controlling interest was income of $25,000 for the three months ended June 30, 2026 and a loss of $0.2 million for the three months ended June 30, 2025. The $0.2 million change was primarily due to the improvement in our results of operations before the management fee and performance participation allocation, which are borne solely by holders of our common stock and are not allocated to the redeemable non-controlling interest.

Comparison of the six months ended June 30, 2026 versus the six months ended June 30, 2025

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2026 and 2025 ($ in thousands):

	For the six months ended June 30,
	2026	2025	Change
Revenues
Rental revenue	$20,903	$18,412	$2,491
Total Revenues	20,903	18,412	2,491
Expenses
Rental property operating expenses	3,260	2,229	1,031
General and administrative expenses	1,703	1,811	(108)
Management fee	278	110	168
Performance participation allocation	584	215	369
Depreciation and amortization	7,535	7,094	441
Total Expenses	13,360	11,459	1,901
Other Income (Expense)
Interest income	357	854	(497)
Interest expense	(8,977)	(8,901)	(76)
Total Other Income (Expense)	(8,620)	(8,047)	(573)
Net (Loss)	$(1,077)	$(1,094)	$17
Dividends to preferred stockholders	$(11)	$(11)	$—
Net loss attributable to redeemable non-controlling interest	174	675	(501)
Net (loss) attributable to common stockholders	$(914)	$(430)	$(484)

Rental revenue

For the six months ended June 30, 2026 and 2025, we earned $20.9 million and $18.4 million of rental income from our real estate investments, respectively. The $2.5 million increase in rental revenue was primarily due to the acquisition of an industrial property on December 23, 2025, as well as higher tenant reimbursement income, including reimbursements for rental operating expenses, at our existing properties, during the six months ended June 30, 2026 as compared to the comparative period in 2025.

Rental property operating expenses

For the six months ended June 30, 2026 and 2025, rental property operating expenses were $3.3 million and $2.2 million, respectively. The $1.0 million increase in rental property operating expenses was primarily due to the acquisition of an industrial property on December 23, 2025 and the related incremental operating expenses associated with the ownership and operation of this additional property, as well as higher operating expenses at our existing properties, including expenses that are recoverable from tenants, during the six months ended June 30, 2026 as compared to the comparative period in 2025.

General and administrative expenses

For the six months ended June 30, 2026 and 2025, general and administrative expenses were $1.7 million and $1.8 million, respectively. The $0.1 million decrease was mainly driven by a decrease in professional fees for the six months ended June 30, 2026 as compared to the comparative period in 2025.

For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Management fees

For the six months ended June 30, 2026 and 2025, we incurred $0.3 million and $0.1 million of management fees, respectively. The $0.2 million increase was due to a higher average NAV during the six months ended June 30, 2026 as compared to the comparative period in 2025, which resulted in higher management fees under the NAV-based fee structure.

Performance participation allocation

For the six months ended June 30, 2026 and 2025, we accrued $0.6 million and $0.2 million for the performance participation allocation, respectively. The increase of $0.4 million in the performance participation allocation was primarily attributable to a higher Total Return for the six months ended June 30, 2026 as compared to the comparative period in 2025.

Depreciation and amortization

For the six months ended June 30, 2026 and 2025, we recorded $7.5 million and $7.1 million in depreciation and amortization expenses, respectively. The $0.4 million increase in depreciation and amortization expenses was primarily due to the acquisition of an industrial property on December 23, 2025, resulting in higher depreciation and amortization expenses.

Interest income

For the six months ended June 30, 2026 and 2025, we recorded $0.4 million and $0.9 million of interest income, respectively. The $0.5 million decrease in interest income was primarily driven by the lower average short-term investment account balances during the six months ended June 30, 2026 as compared to the comparative period in 2025.

Interest expense

For the six months ended June 30, 2026, we recognized total interest expense of $9.0 million, consisting of (i) $5.5 million related to our outstanding mortgage notes, including the amortization of deferred financing costs of $47,000; and (ii) $3.5 million related to interest on our finance lease liabilities. For the six months ended June 30, 2025, we recognized total interest expense of $8.9 million, consisting of (i) $5.5 million related to our outstanding mortgage notes, including the amortization of deferred financing costs of $45,000; and (ii) $3.4 million related to interest on our finance lease liabilities. The increase of approximately $76,000 in interest expense for the six months ended June 30, 2026 as compared to the comparative period in 2025 primarily reflects normal period-over-period variation in interest expense recognized under the effective interest method on our finance lease liabilities and deferred financing costs.

Net loss attributable to redeemable non-controlling interest

For the six months ended June 30, 2026 and 2025, net loss attributable to redeemable non-controlling interest was $0.2 million and $0.7 million, respectively. The $0.5 million decrease was primarily due to the decrease in our net loss before the management fee and performance participation allocation, which are borne solely by holders of our common stock, as well as an increase in weighted-average shares of common stock outstanding, which decreased the percentage of net loss allocable to the redeemable non-controlling interest.

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

Our Adviser has agreed to several support measures. For purposes of calculating our NAV, the organization and offering expenses advanced, waived or paid by our Adviser will not be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Adviser for these costs. In addition, for the purpose of calculating our NAV, the general and administrative expenses paid by the Adviser through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, which is the third anniversary of the date on which we broke escrow in our Offering, are not recognized as expenses or as a component of equity and are not reflected in our NAV until we reimburse the Adviser for these expenses.

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

June 30, 2026 NAV

Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of June 30, 2026 as well as Class E units of our Operating Partnership held by an affiliate of our Sponsor. The following table provides a breakdown of the major components of our total NAV as of June 30, 2026 ($ and shares/units in thousands):

Components of NAV	June 30, 2026
Investments in real estate at fair value	$481,300
Cash and cash equivalents	27,177
Restricted cash	5,597
Other assets	1,677
Mortgage notes at fair value, net of deferred financing costs	(193,216)
Other liabilities	(4,143)
Management fee payable	(51)
Accrued performance participation allocation	(584)
Accrued distribution fees (1)	0
Preferred stock	(220)
Net asset value	$317,537
Number of outstanding shares/units	26,861

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1) Distribution fees only apply to Class T, Class S and Class D common shares. For purposes of calculating our NAV, we recognize the distribution fees as a reduction of our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost, up to the applicable fee limit, of the distribution fees as an offering cost at the time we sell Class T, Class S or Class D common shares. As of June 30, 2026, we had accrued $1,397 of distribution fees under GAAP payable to the Dealer Manager related to the sale of Class T shares. The Dealer Manager does not retain any of these fees. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to selected dealers and servicing broker-dealers, and will rebate distribution fees to us to the extent a broker-dealer is not eligible to receive them.

The following table sets forth our total NAV and NAV per share/unit by class as of June 30, 2026 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class T Shares	Class I Shares	Class A-I Shares	Class A-II Shares	Class E Shares	Class E Units	Total
Net asset value	$28	$6,968	$30,789	$40,877	$1,638	$237,237	$317,537
Number of outstanding shares/units	2	622	2,770	3,703	136	19,628	26,861
NAV per share/unit as of June 30, 2026	$11.18	$11.21	$11.11	$11.04	$12.09	$12.09

The valuation of our investments in real estate as of June 30, 2026 was provided by our independent valuation advisor. The weighted averages for certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table:

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.32%	5.84%

A change in these assumptions would impact the calculation of the value of the investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on the value of the investments in real estate:

Input	Hypothetical Change	Industrial Property Values
Discount Rate	0.25% decrease	1.91%
(weighted average)	0.25% increase	(1.89%)
Exit Capitalization Rate	0.25% decrease	2.72%
(weighted average)	0.25% increase	(2.47%)

The following table reconciles deficit and redeemable non-controlling interest per our Consolidated Balance Sheets as of June 30, 2026 to our NAV ($ in thousands):

Reconciliation of Deficit and Redeemable Non-controlling Interest to NAV	June 30, 2026
Total deficit under GAAP	$(1,328)
Redeemable non-controlling interest	237,238
Total deficit and redeemable non-controlling interest under GAAP	$235,910
Adjustments:
Accrued distribution fees	1
Preferred stock and accumulated dividends	(220)
Organization, offering and operating expenses	16,403
Straight-line rent receivable	(9,498)
Unrealized real estate and borrowings appreciation, net	52,897
Accumulated depreciation and amortization	23,057
Finance lease-related assets and liabilities recognized under ASC 842	(1,013)
NAV	$317,537

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
•
The Adviser has agreed to advance all of our organization and offering expenses in connection with our Current Offerings and Follow-on Offering on our behalf (other than upfront selling commissions, dealer manager fees and the distribution fees) through March 19, 2027, the third anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2027. For purposes of calculating our NAV, the organization and offering expenses advanced, waived or paid by our Adviser will not be recognized as expenses or as a component of equity and are not reflected in our NAV until we pay our Adviser for these costs. Any deferred offering costs recorded on our Consolidated Balance Sheets under GAAP are similarly not recognized for purposes of calculating our NAV. Our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (i) the first date that the aggregate NAV of our outstanding shares of common stock, along with the Operating Partnership units held by parties other than us, reaches $1.0 billion and (ii) March 19, 2027, the third anniversary of the date on which we broke escrow for the Offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date. These advanced general and administrative expenses are not recognized as expenses or as a component of equity and are not reflected in our NAV until we reimburse the Adviser for these expenses.
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
•
In accordance with GAAP, we recognize right-of-use assets and corresponding lease liabilities for finance leases on our Consolidated Balance Sheets. Such assets and liabilities are not recorded for purposes of determining our NAV.

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

In addition, our Adviser will advance on our behalf certain of our general and administrative expenses through the earlier of (a) the first date that the aggregate NAV of our outstanding shares of common stock, along with Operating Partnership units held by parties other than us, reaches $1.0 billion and (b) March 19, 2027, the third anniversary of the date on which we broke escrow in our Offering, at which point we will reimburse our Adviser for all such advanced expenses ratably over the 60 months following such date.

As of June 30, 2026, we had accrued approximately $8.7 million of organization and offering expenses in our Current Offerings and Follow-on Offering and $7.9 million of general and administrative related costs that are payable to the Adviser, that are included in Due to affiliates on our Consolidated Balance Sheets as of June 30, 2026.

As of December 31, 2025, we had accrued approximately $7.8 million of organization and offering expenses in our Current Offerings and $6.5 million of general and administrative related costs that are payable to the Adviser, that are included in Due to affiliates on our Consolidated Balance Sheets as of December 31, 2025.

EQT Real Estate Holdings has committed to purchase a total of $200.0 million in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor or their officers and employees. As of August 12, 2026, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount.

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

As of June 30, 2026, we had received cumulative gross proceeds from our Current Offerings of approximately $72.4 million from the sale of approximately 6.9 million shares of our common stock, excluding proceeds from shares issued under our distribution reinvestment plan. We intend to conduct continuous offerings of shares of our common stock. If we are unable to raise substantial funds in our offerings, we will be limited in the number and type of investments we make, and the value of an investment in us will be dependent on the performance of the specific assets we acquire. We will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

No new mortgage indebtedness was incurred during the three and six months ended June 30, 2026 or 2025. During the year ended December 31, 2024, in connection with certain of our real estate acquisitions, we incurred mortgage indebtedness in an aggregate principal amount of approximately $194.9 million. These mortgage notes are secured by four of our real estate investments and bear interest at fixed rates ranging from 5.35% to 5.75%. The notes have maturity dates of March 1, 2032 and September 1, 2034. We intend to meet our obligations related to these mortgage notes through a combination of cash flows generated by our operations, proceeds from property dispositions, and refinancing activities, as appropriate. We evaluate our debt obligations to optimize our capital structure and reduce the cost of capital. As of June 30, 2026, we were in compliance with all covenants related to our mortgage notes, including net worth and liquidity, among others. We believe that our existing cash balance, cash flows from operations and cash flows from financing activities are sufficient to meet our debt service obligations and other liquidity needs in the foreseeable future.

The following table details the mortgage notes as of June 30, 2026 and December 31, 2025 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Fixed rate mortgage notes
Middletown Mortgage Loan (1)	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan (2)	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(803)	(850)
Mortgage notes, net			$194,047	$194,000

(1)
The Middletown Mortgage Loan is secured by the Middletown Property.
(2)
The State Farm Portfolio Mortgage Loan is secured by the Georgetown Property, the Nashville Property and the Washington Property.

As of June 30, 2026, our leverage ratio was 34%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value or cost) plus the equity in our real estate related securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Our target leverage ratio after our ramp-up period is approximately 50% to 60%. We will consider our ramp-up period to end after we have raised substantial offering proceeds and acquired a broad portfolio of equity real estate investments. Prior to that time, we will balance the goal of achieving our target leverage ratio with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. We cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise substantial offering proceeds.

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

For the six months ended June 30, 2026, we fulfilled $0.9 million of repurchase requests pursuant to our share repurchase plan, which represented all repurchase requests received for the six months ended June 30, 2026.

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

The following tables summarize the aggregate distributions declared for each class of our common stock for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30, 2026
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$0.25956	$0.25956	$0.25956	$0.25956	$0.25956
Distribution fee per share of common stock (1)	$(0.04652)	$-	$-	$-	$-
Net distributions declared per share of common stock	$0.21304	$0.25956	$0.25956	$0.25956	$0.25956

	For the six months ended June 30, 2025
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$-	$0.23728	$0.23728	$0.19959	$0.23728
Distribution fee per share of common stock (1)	$-	$-	$-	$-	$-
Net distributions declared per share of common stock	$-	$0.23728	$0.23728	$0.19959	$0.23728

(1)
Distribution fees only apply to Class T, Class S and Class D common shares. For purposes of calculating NAV, we recognize the distribution fees as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost, up to the applicable fee limit, of the distribution fees as an offering cost at the time we sell Class T, Class S or Class D common shares. As of June 30, 2026, we had accrued approximately $1,397 of distribution fees under GAAP payable to the Dealer Manager related to the sale of Class T shares.

As of June 30, 2026, we did not have any outstanding shares of Class S or Class D common stock.

The following tables summarize distributions paid on our shares of common stock, shares of Class A preferred stock and Class E units of our Operating Partnership held by an affiliate of our Sponsor during the six months ended June 30, 2026 and the year ended December 31, 2025 ($ in thousands):

	For the six months ended June 30, 2026
	Amount	Percentage
Distributions
Paid in cash	$5,361	78.8%
Reinvested in shares	1,424	21.0%
Dividends to preferred stockholders	11	0.2%
Total distributions	$6,796	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$6,796	100.0%
Total source of distributions	$6,796	100.0%

Net cash provided by operating activities	$7,800

	For the year ended December 31, 2025
	Amount	Percentage
Distributions
Paid in cash	$9,994	85.4%
Reinvested in shares	1,687	14.4%
Dividends to preferred stockholders	22	0.2%
Total distributions	$11,703	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$11,703	100.0%
Total source of distributions	$11,703	100.0%

Net cash provided by operating activities	$13,948

For the six months ended June 30, 2026, our net loss was $1.1 million. For the year ended December 31, 2025, our net loss was $1.9 million.

In addition to the distributions paid during the six months ended June 30, 2026 as shown in the table above, we declared aggregate net distributions of $1.2 million on our outstanding classes of common stock and Class E units of our Operating Partnership as of the close of business on June 30, 2026. The distributions were paid on July 10, 2026 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan. Such amounts are recorded in accounts payable and accrued expenses on the Consolidated Balance Sheets as of June 30, 2026.

Fees and Expenses Payable to Our Adviser and its Affiliates

The tables below provide information regarding fees and expenses payable to our Adviser and its affiliates in connection with our offerings and our operations. The tables include amounts incurred for the six months ended June 30, 2026 and the year ended December 31, 2025 and related amounts payable as of June 30, 2026 and December 31, 2025 ($ in thousands):

	For the six months ended June 30, 2026	As of June 30, 2026
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$850	$8,671
Upfront selling commissions and dealer manager fees	1	—
Distribution fees	1	1
Operational
Advanced general and administrative expenses (2)	1,382	7,904
Property management fee	204	50
Management fee	278	51
Performance participation allocation	584	584
Total	$3,300	$17,261

	For the year ended December 31, 2025	As of December 31, 2025
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$703	$7,821
Upfront selling commissions and dealer manager fees	0	—
Distribution fees	0	0
Operational
Advanced general and administrative expenses (2)	3,104	6,522
Acquisition related (3)	43	—
Property management fee	307	27
Management fee	315	40
Performance participation allocation	535	535
Total	$5,007	$14,945

The tables are presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1)
Our Adviser has agreed to advance all of our organization and offering expenses in connection with our Current Offerings and Follow-on Offering on our behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2027, the third anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2027.
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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents and restricted cash ($ in thousands):

	For the six months ended June 30,
	2026	2025	Change
Cash flows provided by operating activities	$7,800	$7,159	$641
Cash flows (used in) investing activities	—	(7,365)	7,365
Cash flows provided by financing activities	6,130	20,418	(14,288)
Net change in cash, cash equivalents and restricted cash	$13,930	$20,212	$(6,282)

Cash flows provided by operating activities increased by $0.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily attributable to an increase in cash flows from operations from our investments in real estate as a result of the acquisition of an industrial property on December 23, 2025.

Cash flows used in investing activities decreased by $7.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily attributable to $7.2 million of capital expenditures related to construction in progress incurred in the prior period that did not recur in 2026.

Cash flows provided by financing activities decreased by $14.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily attributable to lower proceeds from the issuance of common stock. The decrease was further driven by share repurchases and an increase in total distributions paid on both common stock and redeemable non-controlling interest during the six months ended June 30, 2026.

Contractual Obligations and Commitments

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2026 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Advanced general and administrative expenses (1)	$7,904	$395	$3,162	$3,162	$1,185
Advanced organization and offering expenses (1)	8,671	434	3,468	3,468	1,301
Mortgage indebtedness (2)	273,067	10,863	21,726	21,726	218,752
Ground lease	502,904	4,880	10,125	11,223	476,676
Total	$792,546	$16,572	$38,481	$39,579	$697,914

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions

On July 31, 2026, we declared a gross distribution of $0.04326 per share for our Class E, Class I, Class T, Class A-I and Class A-II common stock and a gross distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on July 31, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid to the Dealer Manager. The distributions were paid on August 10, 2026 and were paid in cash or reinvested in shares of our common stock for stockholders participating in the distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in our primary offerings subsequent to June 30, 2026, through the date of this filing (in thousands, except share and per share data):

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
July 1, 2026	Class I	4,468	$50	$11.19
July 1, 2026	Class A-II (1)	181,553	$2,001	$11.02
August 3, 2026	Class I	53,524	$600	$11.21
August 3, 2026	Class A-II (1)	316,667	$3,496	$11.04

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to June 30, 2026, through the date of this filing (in thousands, except share and per share data):

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
July 10, 2026	Class I	1,385	$15	$11.19
July 10, 2026	Class E (2)	272	$3	$12.05
July 10, 2026	Class A-I (1)	9,933	$110	$11.09
July 10, 2026	Class A-II (1)	12,482	$138	$11.02
July 10, 2026	Class T	8	$0	$11.17
August 10, 2026	Class I	1,377	$15	$11.21
August 10, 2026	Class E (2)	272	$3	$12.09
August 10, 2026	Class A-I (1)	9,961	$111	$11.11
August 10, 2026	Class A-II (1)	13,196	$146	$11.04
August 10, 2026	Class T	8	$0	$11.18

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

Follow-on Offering

On July 29, 2026, we filed a Registration Statement on Form S-11 for a follow-on public offering of up to $4.5 billion in shares of common stock, consisting of up to $3.5 billion in shares of common stock in the primary offering and up to $1.0 billion in shares of common stock pursuant to the distribution reinvestment plan. The Registration Statement for our follow-on public offering has not yet been declared effective under the Securities Act.

Share Repurchases

On July 31, 2026, we repurchased 11,677 shares of common stock, totaling approximately $0.1 million, pursuant to our share repurchase plan. We satisfied all repurchase requests submitted in good order for the July 31, 2026 repurchase date.

Third Renewal of Advisory Agreement

On July 31, 2026, we, the Operating Partnership and the Adviser entered into the Second Amended and Restated Advisory Agreement (the “Advisory Agreement”). The terms of the Advisory Agreement are substantially the same as the terms of the advisory agreement that was previously in effect (as such agreement had been amended and extended) except that the term of the Advisory Agreement was extended for an additional year through July 31, 2027. Pursuant to the terms of the Advisory Agreement, the Advisory

Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of us, the Operating Partnership and the Adviser.

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

All of our mortgage indebtedness as of June 30, 2026 was fixed rate debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate debt.

As of June 30, 2026, the fair value of our fixed rate debt was $194.0 million and the outstanding principal balance of our fixed rate debt was $194.9 million. The fair value of our fixed rate debt is estimated using a discounted cash flow analysis that considers the following factors: (1) differences between the contract rate and market rates as of the date of value, (2) the implied equity discount rate given the unleveraged discount rate and indicated leverage, and (3) impact of the debt from the perspective of market participants in the context of a sale of the property and concurrent transfer of the debt. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid or assumed) and the amounts due under such instruments would be limited to the outstanding principal balance, any accrued and unpaid interest and any applicable prepayment premium, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All sales of unregistered securities during the three months ended June 30, 2026 were previously reported.

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

Through June 30, 2026, we had sold the following shares of common stock and raised the following proceeds in connection with our Offering (in thousands, except share data):

	Shares	Gross offering proceeds	Upfront selling commissions and dealer manager fees		Net offering proceeds
Primary Offering
Class I Shares	627,241	$6,643	$-	(1)	$6,643
Class T Shares	2,447	28	1	(2)	27
Distribution Reinvestment Plan
Class I Shares	18,210	197	-		197
Class T Shares	34	0	-		0

Total	647,932	$6,868	$1		$6,867

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1)
No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to the purchase of Class I shares.
(2)
We also pay the Dealer Manager selling commissions over time as distribution fees.

As of June 30, 2026, we have not sold any Class S or Class D shares in the Offering. We intend to conduct continuous offerings of shares of our common stock.

From the commencement of our Offering through June 30, 2026, we incurred the following offering expenses related to the Offering ($ in thousands):

Offering Expenses
Upfront selling commissions (1)	$1
Dealer manager fees (1)	0
Distribution fees (1)	1
Other offering expenses (2)	8,102
Total offering expenses	$8,104

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1)
From the commencement of our Offering through June 30, 2026, we incurred approximately $1,000 of upfront selling commissions and dealer manager fees, and approximately $1,000 of distribution fees. Under GAAP, we accrue the lifetime cost, up to the applicable fee limit, of the distribution fees as an offering cost at the time we sell Class T, Class S or Class D shares. As of June 30, 2026, we had accrued approximately $1,000 of distribution fees under GAAP payable to the Dealer Manager related to the sale of Class T shares.
(2)
Our Adviser agreed to advance all of our organization and offering expenses on our behalf (excluding upfront selling commissions, dealer manager fees and distribution fees) through March 19, 2027, the third anniversary of the date on which we broke escrow for the Offering. We will reimburse our Adviser for all such advanced expenses ratably over the 60 months following March 19, 2027. This table excludes organization and offering expenses incurred in connection with our private offerings and the Follow-on Offering.

As of June 30, 2026, we have primarily used the net proceeds from unregistered sales of Class E units of the Operating Partnership, the net proceeds from unregistered sales of Class A-I and Class A-II shares of our common stock, the net proceeds from the Offering and debt financings to acquire $428.2 million of investments in real estate.

During the three months ended June 30, 2026, we did not acquire any real estate investments.

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

During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs(2)
April 2026	19,831	$10.96	19,831	0.29%	-
May 2026	18,515	11.01	18,515	0.26%	-
June 2026	20,896	11.11	20,896	0.29%	-
Total	59,242	$11.03	59,242	0.84%	-

(1)
All shares repurchased were repurchased through our share repurchase plan and all repurchase requests for the three months ended June 30, 2026 were satisfied. We funded our repurchases with cash flow from operations from current and prior periods.
(2)
Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all common stock outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)
Unregistered Sales of Equity Securities

On August 10, 2026, we issued 272.376 shares of Class E common stock at a price per share of $12.09 to two of the Company’s independent directors, for an aggregate purchase price of approximately $3.30 thousand. The shares issued to the independent directors pursuant to the Company’s distribution reinvestment plan were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act.

On August 10, 2026, we issued 9,961.316 shares of Class A-I common stock at a price per share of $11.11 for an aggregate purchase price of approximately $0.1 million and 13,196.296 shares of Class A-II common stock at a price per share of $11.04 for an aggregate purchase price of approximately $0.1 million.

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

(b)
Not applicable.
(c)
During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a‑1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5‑1 trading arrangement” or any “non-Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-273163, filed July 7, 2023)

3.2	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 25, 2024)

3.3	Articles Supplementary of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 25, 2024)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, filed August 31, 2023)

4.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the Company’s prospectus dated April 23, 2026, filed April 24, 2026)

10.1

Second Amended and Restated Advisory Agreement, dated July 31, 2026, by and among EQT Exeter Real Estate Income Trust, Inc., EQT Exeter REIT Operating Partnership LP and EQT Real Estate, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 31, 2026)

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

EQT EXETER REAL ESTATE INCOME TRUST, INC.
August 12, 2026	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (Principal Executive Officer)

August 12, 2026	/s/ J. Peter Lloyd
Date	J. Peter Lloyd Chief Financial Officer and Director (Principal Financial Officer)