Form 10-Q
period 2026-09-30
EQT Exeter Real Estate Income Trust, Inc.
filed 2026-11-10
CIK 1946997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the registrant had the following shares of common stock outstanding: 2,520 shares of Class T common stock, 757,503 shares of Class I common stock, 2,803,582 shares of Class A-I common stock, 4,711,574 shares of Class A-II common stock, and 168,790 shares of Class E common stock. There were no shares of Class S common stock and Class D common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	2
	Consolidated Statements of Changes in Equity/(Deficit) and Redeemable Non-Controlling Interest (unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	3
	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2026 and 2025	5
	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46

ITEM 4.	CONTROLS AND PROCEDURES	46

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	47
ITEM 1A.	RISK FACTORS	47
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	50
ITEM 4.	MINE SAFETY DISCLOSURES	50
ITEM 5.	OTHER INFORMATION	50
ITEM 6.	EXHIBITS	51

SIGNATURES		52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands - except share data)

Assets	September 30, 2026 (unaudited)	December 31, 2025
Investments in real estate, net	$468,001	$476,325
Cash and cash equivalents	38,009	13,248
Restricted cash	5,597	5,596
Real estate related intangibles, net	34,000	36,969
Other assets	12,152	9,193
Total Assets	$557,759	$541,331
Liabilities and (Deficit)/Equity
Mortgage notes, net	$194,071	$194,000
Lease liability - finance lease	99,176	97,573
Accounts payable and accrued expenses	3,241	1,687
Due to affiliates	18,432	14,945
Other liabilities	1,635	1,579
Total Liabilities	$316,555	$309,784

Redeemable non-controlling interest	$242,110	$226,295

(Deficit)/Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 220 shares of Class A ($1,000 liquidation preference per share, callable on or before December 31, 2024 at $50 redemption premium per share) issued and outstanding at September 30, 2026 and December 31, 2025, respectively	220	220
Common stock - Class T Shares, $0.01 par value per share, 500,000,000 shares authorized and 2,504 shares and 223 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	0	0
Common stock - Class S Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock - Class D Shares, $0.01 par value per share, 500,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock - Class I Shares, $0.01 par value per share, 500,000,000 shares authorized and 693,845 shares and 538,117 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	7	5
Common stock - Class A-I Shares, $0.01 par value per share, 50,000,000 shares authorized and 2,786,210 shares and 2,756,989 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	28	28
Common stock - Class A-II Shares, $0.01 par value per share, 50,000,000 shares authorized and 4,454,188 shares and 2,608,875 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	44	26
Common stock - Class E Shares, $0.01 par value per share, 100,000,000 shares authorized and 168,249 shares and 134,170 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (including 31,948 unvested restricted shares at September 30, 2026)	1	1
Additional paid-in capital	20,423	22,481
Accumulated deficit	(21,629)	(17,509)
Total (Deficit)/Equity	(906)	5,252
Total Liabilities, Redeemable non-controlling interest and (Deficit)/Equity	$557,759	$541,331

The financial statements are presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(Unaudited and in thousands - except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$10,129	$9,216	$31,032	$27,628
Total Revenues	10,129	9,216	31,032	27,628
Expenses
Rental property operating expenses	$1,299	$1,120	$4,559	$3,349
General and administrative expenses	740	866	2,443	2,677
Management fee	169	92	447	202
Performance participation allocation	314	129	898	344
Depreciation and amortization	3,767	3,552	11,302	10,646
Total Expenses	$6,289	$5,759	$19,649	$17,218
Other Income (Expense)
Interest income	282	573	639	1,427
Interest expense	(4,503)	(4,466)	(13,480)	(13,367)
Total Other Income (Expense)	(4,221)	(3,893)	(12,841)	(11,940)
Net (Loss)	$(381)	$(436)	$(1,458)	$(1,530)
Dividends to preferred stockholders	$(6)	$(6)	$(17)	$(17)
Net (income) loss attributable to redeemable non-controlling interest	(68)	174	106	849
Net (loss) attributable to common stockholders	$(455)	$(268)	$(1,369)	$(698)
Net (loss) per share of common stock - basic and diluted	$(0.06)	$(0.05)	$(0.19)	$(0.18)
Weighted-average shares of common stock outstanding - basic and diluted	7,764,617	4,923,028	7,048,407	3,943,444

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity/(Deficit) and Redeemable Non-Controlling Interest

(Unaudited and in thousands - except share data)

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity/(Deficit)	Redeemable Non-controlling Interest
Balance at January 1, 2026	220	6,038,374	$60	$22,481	$(17,509)	$5,252	$226,295
Net loss	—	—	—	—	(528)	(528)	(199)
Offering costs	—	—	—	(289)	—	(289)	—
Distribution reinvestments	—	63,222	0	678	—	678	—
Issuance of common stock	—	449,248	5	4,812	—	4,817	—
Repurchase of common stock	—	(26,999)	0	(292)	—	(292)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(9,831)	—	(9,831)	9,831
Distributions to non-controlling interest	—	—	—	—	—	—	(2,547)
Distributions declared on common stock	—	—	—	—	(828)	(828)	—
Stock based compensation	—	—	—	96	—	96	—
Balance at March 31, 2026	220	6,523,845	$65	$17,655	$(18,865)	$(925)	$233,380
Net income/(loss)	—	—	—	—	(375)	(375)	25
Offering costs	—	—	—	(539)	—	(539)	—
Distribution reinvestments	—	68,125	0	744	—	744	—
Issuance of common stock	—	700,262	7	7,623	—	7,630	—
Repurchase of common stock	—	(59,242)	0	(653)	—	(653)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(6,380)	—	(6,380)	6,380
Preferred stock dividend	—	—	—	—	(11)	(11)	—
Distributions to non-controlling interest	—	—	—	—	—	—	(2,547)
Distributions declared on common stock	—	—	—	—	(915)	(915)	—
Stock based compensation	—	—	—	96	—	96	—
Issuance of restricted stock awards	—	31,948	—	—	—	—	—
Balance at June 30, 2026	220	7,264,938	$72	$18,546	$(20,166)	$(1,328)	$237,238
Net income/(loss)	—	—	—	—	(449)	(449)	68
Offering costs	—	—	—	(142)	—	(142)	—
Distribution reinvestments	—	75,234	0	833	—	833	—
Issuance of common stock	—	786,998	8	8,689	—	8,697	—
Repurchase of common stock	—	(22,174)	0	(247)	—	(247)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(7,352)	—	(7,352)	7,352
Distributions to non-controlling interest	—	—	—	—	—	—	(2,548)
Distributions declared on common stock	—	—	—	—	(1,014)	(1,014)	—
Stock based compensation	—	—	—	96	—	96	—
Balance at September 30, 2026	220	8,104,996	$80	$20,423	$(21,629)	$(906)	$242,110

The financial statements are presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

		Common Stock
	Preferred Stock Class A	Shares	$ Amount	Additional Paid-In Capital	Accumulated Deficit	Total (Deficit)/Equity	Redeemable Non-controlling Interest
Balance at January 1, 2025	220	1,697,489	$17	$—	$(14,261)	$(14,024)	$214,744
Net loss	—	—	—	—	(117)	(117)	(519)
Offering costs	—	—	—	(177)	—	(177)	—
Distribution reinvestments	—	22,060	0	230	—	230	—
Issuance of common stock	—	1,500,120	15	15,480	—	15,495	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(1,711)	—	(1,711)	1,711
Distributions to non-controlling interest	—	—	—	—	—	—	(2,219)
Distributions declared on common stock	—	—	—	—	(350)	(350)	—
Stock based compensation	—	—	—	96	—	96	—
Balance at March 31, 2025	220	3,219,669	$32	$13,918	$(14,728)	$(558)	$213,717
Net loss	—	—	—	—	(302)	(302)	(156)
Offering costs	—	—	—	(398)	—	(398)	—
Distribution reinvestments	—	34,544	0	359	—	359	—
Issuance of common stock	—	922,287	9	9,605	—	9,614	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(9,343)	—	(9,343)	9,343
Preferred stock dividend	—	—	—	—	(11)	(11)	—
Distributions to non-controlling interest	—	—	—	—	—	—	(2,438)
Distributions declared on common stock	—	—	—	—	(486)	(486)	—
Stock based compensation	—	—	—	96	—	96	—
Issuance of restricted stock awards	—	34,560	—	—	—	—	—
Balance at June 30, 2025	220	4,211,060	$41	$14,237	$(15,527)	$(1,029)	$220,466
Net loss	—	—	—	—	(262)	(262)	(174)
Offering costs	—	—	—	(166)	—	(166)	—
Distribution reinvestments	—	47,522	1	501	—	502	—
Issuance of common stock	—	946,349	10	9,984	—	9,994	—
Repurchase of common stock	—	(3,767)	0	(40)	—	(40)	—
Adjust redeemable non-controlling interest to redemption value	—	—	—	(4,953)	—	(4,953)	4,953
Distributions to non-controlling interest	—	—	—	—	—	—	(2,547)
Distributions declared on common stock	—	—	—	—	(648)	(648)	—
Stock based compensation	—	—	—	162	—	162	—
Balance at September 30, 2025	220	5,201,164	$52	$19,725	$(16,437)	$3,560	$222,698

The financial statements are presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,458)	$(1,530)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	11,302	10,646
Amortization of deferred financing costs	71	67
Straight-line rent amortization	(2,700)	(3,050)
Non-cash finance lease interest expense	1,603	1,493
Non-cash compensation expense	288	354
Changes in assets and liabilities
Other assets	11	170
Due to affiliates	2,389	2,670
Other liabilities	56	—
Accounts payable and accrued expenses	1,381	(70)
Net cash provided by operating activities	12,943	10,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital improvements to real estate	—	(109)
Capital expenditures for construction in progress	—	(7,256)
Net cash (used in) investing activities	—	(7,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	21,144	35,103
Repurchase of common stock	(1,264)	(40)
Distributions paid on common stock	(409)	(235)
Dividends paid on preferred stock	(11)	(11)
Distributions paid on redeemable non-controlling interest	(7,641)	(7,095)
Net cash provided by financing activities	11,819	27,722
Net change in cash, cash equivalents and restricted cash	24,762	31,107
Cash, cash equivalents and restricted cash, beginning of period	18,844	32,458
Cash, cash equivalents and restricted cash, end of period	$43,606	$63,565

Supplemental disclosure of cash flow information:
Interest paid - finance lease	$3,253	$3,660
Interest paid - mortgage notes	$7,242	$7,767

Non-cash investing and financing activities
Accrued offering costs due to affiliate	$1,098	$652
Other accrued costs due to affiliates	$773	$1,013
Distribution reinvestments	$2,258	$1,091
Distributions accrued and not paid — redeemable non-controlling interest	$850	$849
Distributions accrued and not paid — common stock	$349	$222

The accompanying notes are an integral part of these consolidated financial statements.

EQT Exeter Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

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

As of September 30, 2026, the Company owned five industrial properties.

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

The accompanying unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any future period.

There is no comprehensive income (loss), therefore the Consolidated Statement of Comprehensive Income (Loss) is not presented.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may at times have bank balances in excess of federally insured amounts. The Company held $38.0 million and $13.2 million in cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Restricted Cash

Restricted cash primarily consists of amounts in escrow related to tenant improvement reimbursements at certain of the Company’s properties. The Company held $5.6 million in restricted cash as of September 30, 2026 and December 31, 2025.

Deferred Financing Costs

Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements.

Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. The Company had net deferred financing costs of $0.8 million and $0.9 million as of September 30, 2026 and December 31, 2025, respectively.

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

Valuation of assets measured at fair value on a nonrecurring basis

Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore these assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. See below “Impairment of Real Estate Portfolio.” There were no impairments recognized for the three and nine months ended September 30, 2026 and 2025.

Valuation of assets and liabilities not measured at fair value

The fair values of financial instruments (other than mortgage notes), including cash and cash equivalents, restricted cash, accounts receivable and other financial instruments, included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at September 30, 2026 and December 31, 2025.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$194,850	$191,263	$194,850	$195,568
Total	$194,850	$191,263	$194,850	$195,568

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

Impairment of Real Estate Portfolio

The Company reviews its real estate portfolio to ascertain if there are any indicators of impairment in the value of any of its real estate assets, including deferred costs and intangibles. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss will be recorded for the difference between the asset’s fair value and its carrying amount. Real estate assets that are held for sale are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Impairment charges are noncash charges and do not directly affect the Company’s cash flows.

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

As of September 30, 2026 and December 31, 2025, the Adviser and its affiliates had incurred $8.9 million and $7.8 million, respectively, in organization and offering expenses on behalf of the Company related to the Company’s Current Offerings and Follow-on Offering. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

As of September 30, 2026, the Company had incurred $0.3 million of deferred offering costs directly attributable to the Follow-on Offering, which were recorded within Other assets on the Company’s Consolidated Balance Sheets. As of December 31, 2025, all deferred offering costs related to the Current Offerings had been charged against stockholders’ equity as shares were sold in the Current Offerings. Accordingly, no deferred offering costs related to the Current Offerings were recorded on the Company’s Consolidated Balance Sheets as of December 31, 2025.

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

In addition to the general and administrative expenses advanced by the Adviser, the Company also incurs certain general and administrative expenses directly, which are recorded in the period in which they are incurred. For the three and nine months ended September 30, 2026, the Company directly incurred $0.2 million and $0.5 million of such expenses, respectively; for the three and nine months ended September 30, 2025, the Company directly incurred $0.2 million and $0.4 million of such expenses, respectively. Those amounts were recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.

As of September 30, 2026 and December 31, 2025, the Adviser and its affiliates had incurred $8.5 million and $6.5 million, respectively, in general and administrative expenses on behalf of the Company. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Share Based Payments

The Company records compensation cost related to the restricted common stock awards for its independent directors based on the grant date fair value which is amortized into expense over the vesting period on a straight-line basis.

Net Loss per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and nine months ended September 30, 2026 and 2025, unvested shares of Class E common stock awarded to the Company’s independent directors were excluded from the calculation of diluted earnings per share as the inclusion of such potential shares of common stock in the calculation would be anti-dilutive. The Company does not have any other dilutive securities outstanding that would cause basic net loss per share and diluted net loss per share to differ.

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

3. Investments in Real Estate

The gross carrying amount and accumulated depreciation and amortization of the Company’s investments in real estate consisted of the following as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Building and building improvements	$266,116	$266,116
Land and land improvements	112,136	112,136
Construction in progress	8,938	8,938
Right-of-use asset - finance lease	103,158	103,158
Leasehold improvements	109	109
Total	490,457	490,457
Accumulated depreciation and amortization	(22,456)	(14,132)
Investment in real estate, net	$468,001	$476,325

Acquisitions and dispositions

During the three and nine months ended September 30, 2026 and 2025, the Company did not acquire or dispose of any real estate investments.

4. Real Estate Related Intangibles

The gross carrying amount and accumulated amortization of the Company’s real estate related intangible assets consisted of the following as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$18,502	$18,502
Tenant origination costs	23,414	23,414
Total	41,916	41,916
Accumulated amortization:
In-place lease intangibles	(3,343)	(2,043)
Tenant origination costs	(4,573)	(2,904)
Real estate intangible assets, net	$34,000	$36,969

The intangible assets associated with the properties are amortized over the remaining lease terms. As a result, the Company’s real estate related intangibles have a weighted average amortization period of approximately 8.7 years remaining.

The estimated future amortization of the Company’s real estate related intangibles for each of the next five years and thereafter as of September 30, 2026, is as follows ($ in thousands):

	In-Place Lease Intangibles	Tenant Origination Costs	Total
2026 (remaining)	$434	$557	$991
2027	1,733	2,226	3,959
2028	1,733	2,226	3,959
2029	1,733	2,226	3,959
2030	1,733	2,226	3,959
2031	1,733	2,226	3,959
Thereafter	6,060	7,154	13,214
Total	$15,159	$18,841	$34,000

5. Other Assets and Other Liabilities

The following table details the components of the Company’s other assets as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Receivables	$11,313	$7,712
Prepaid expenses	544	1,454
Other	17	27
Deferred offering costs	278	—
Other assets	$12,152	$9,193

The following table details the components of the Company’s other liabilities as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Prepaid rent from tenant	$635	$579
Tenant security deposit	1,000	1,000
Other liabilities	$1,635	$1,579

6. Mortgage Notes

The following table details the Company’s mortgage notes as of September 30, 2026 and December 31, 2025 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Fixed rate mortgage notes
Middletown Mortgage Loan	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(779)	(850)
Mortgage notes, net			$194,071	$194,000

The following table details the future principal payments due under the Company’s mortgage notes as of September 30, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$—
2027	—
2028	—
2029	—
2030	—
2031	—
Thereafter	194,850
Total future principal payments	$194,850

For the three and nine months ended September 30, 2026, the Company recognized interest expense of $2.7 million and $8.2 million related to its outstanding mortgage notes, respectively, which included amortization of deferred financing costs of $24,000 and $71,000, respectively. For the three and nine months ended September 30, 2025, the Company recognized interest expense of $2.7 million and $8.2 million related to its outstanding mortgage notes, respectively, which included amortization of deferred financing costs of $22,000 and $67,000, respectively.

The Company had $0.9 million of interest expense payable related to the outstanding mortgage notes as of September 30, 2026 and no interest expense payable related to the outstanding mortgage notes as of December 31, 2025.

The Company is subject to various financial covenants under certain of its mortgage notes. These covenants require the Company to maintain certain financial ratios, including ratios relating to tangible net worth and liquidity, among others. As of

September 30, 2026, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

7. Related Party Transactions

The following table presents the details of due to affiliates as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Due to the Adviser
Advanced organization and offering expenses	$8,919	$7,821
Advanced general and administrative expenses	8,523	6,522
Management fee	60	40
	17,502	14,383

Due to the Special Limited Partner
Performance participation allocation	898	535

Due to EQT Real Estate Advisors, LLC (the “Property Manager”)
Property management fee	31	27

Due to EQT Partners BD, LLC (the “Dealer Manager”)
Distribution fees	1	0
Total Due to Affiliates	$18,432	$14,945

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

For the three and nine months ended September 30, 2026, the Company incurred $0.2 million and $0.4 million of management fees, respectively. For the three and nine months ended September 30, 2025, the Company incurred $92,000 and $0.2 million of management fees, respectively. Those amounts were recorded as Management fee on the Company's Consolidated Statements of Operations.

As of September 30, 2026 and December 31, 2025, $60,000 and $40,000 of management fees were payable to the Adviser, respectively. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

In addition to the organization, offering and general and administrative expense reimbursements described herein (see Note 2, “Summary of Significant Accounting Policies”), the Company will reimburse the Adviser for out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, and (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliate. During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any of the reimbursements as described above.

The Company will not pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. The Company will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related securities, whether or not such investments are acquired, and make payments to third parties in connection with making investments. During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any of the reimbursements as described above.

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

For the three and nine months ended September 30, 2026, the Company accrued $0.3 million and $0.9 million for the performance participation allocation, respectively. For the three and nine months ended September 30, 2025, the Company accrued $0.1 million and $0.3 million for the performance participation allocation, respectively. The calendar year 2025 performance participation allocation of $0.5 million was settled in cash to the Special Limited Partner during the first quarter of 2026. The performance participation allocation is recognized as an expense in the Consolidated Statements of Operations in the period in which the related performance is achieved and the related payable is recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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

For the three and nine months ended September 30, 2026, the Company incurred $0.1 million and $0.3 million of property management fees, respectively. For the three and nine months ended September 30, 2025, the Company incurred $77,000 and $0.2 million of property management fees, respectively. Those amounts were recorded as a component of Rental property operating expenses on the Company's Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $31,000 and $27,000 of property management fees were payable to the Property Manager, respectively. These amounts were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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

There were no upfront selling commissions or upfront dealer manager fees incurred for the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company incurred and paid approximately $1,000 of upfront selling commissions and dealer manager fees. There were no upfront selling commissions or upfront dealer manager fees incurred for the three and nine months ended September 30, 2025.

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

For the three months ended September 30, 2026, the Company did not accrue any distribution fees. For the nine months ended September 30, 2026, the Company had accrued approximately $1,000 of distribution fees related to Class T shares. For the three and nine months ended September 30, 2025, the Company did not accrue any distribution fees. Distribution fees accrued and unpaid were recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

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

The following table summarizes the fixed and variable components of the Company’s operating leases for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Fixed lease payments	$8,862	$8,118	$26,585	$24,350
Variable lease payments	1,267	1,098	4,447	3,278
Total rental revenue	$10,129	$9,216	$31,032	$27,628

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial properties as of September 30, 2026 ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$8,073
2027	32,911
2028	33,896
2029	34,912
2030	35,955
2031	37,033
Thereafter	137,496
Total	$320,276

As of September 30, 2026, the Company had concentration of credit risks related to the following tenant leases:

			Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Average Annualized Base Rent per Sq. Ft. (2)
Amazon.com Services LLC	Middletown Property	E-commerce	$11,130	31%	$9.13
Amazon.com Services LLC	Washington Property	E-commerce	$11,787	33%	$58.22
Shoals Technologies Group, LLC	Nashville Property	Renewable energy	$5,742	16%	$9.00
GAF Energy LLC	Georgetown Property	Renewable energy	$3,809	11%	$8.47

(1)
Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term (“Annualized Base Rent”). The Annualized Base Rent presented in the table is as of September 30, 2026.
(2)
Average annualized base rent per square foot is calculated as the Annualized Base Rent divided by the leased rentable square feet.

•
Tenant Concentration

As of September 30, 2026, the leases with Amazon.com Services LLC represent approximately 64% of the Company’s Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with the Company are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). Amazon is a public company that is subject to the filing requirements of the Securities Exchange Act of 1934, as amended. Amazon is required to file its audited financial statements in its Annual Reports on Form 10-K and its unaudited interim financial statements in its Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s filings with the SEC is solely for the information of investors. Amazon’s filings with the SEC should not be considered a part of or as incorporated by reference in this Quarterly Report on Form 10-Q.

•
Industry Concentration

As of September 30, 2026, approximately 64% of the Company’s Annualized Base Rent is from tenants within the e-commerce industry and the remainder of the Company’s Annualized Base Rent is from tenants within the renewable energy industry and food and beverage industry.

Lessee

As of September 30, 2026, one of the Company’s investments in real estate is subject to a ground lease. The Company is the lessee under the ground lease. The Company assumed this ground lease as part of the Washington Property acquisition. There were no initial direct costs associated with this ground lease. The initial term of the ground lease expires on December 31, 2074, and it has two ten-year extension options. The ground lease is an absolute net lease whereby the Company is required to pay all taxes, utilities and maintenance. Payments under the Company’s Washington Property ground lease consist exclusively of fixed payment components, which incorporate periodic increases based on fixed percentage escalations. The Company utilized its incremental borrowing rate at the time of entering the ground lease, which was 7.41%, as the discount rate to determine its lease liability. The Company classified the ground lease as a finance lease. As of September 30, 2026, the remaining lease term of the Company’s finance lease was 48.3 years.

The following table details the undiscounted future lease payments under the Company’s finance lease as of September 30, 2026 ($ in thousands):

Year	Future Lease Payments
2026 (remaining)	$1,220
2027	4,880
2028	4,880
2029	5,611
2030	5,611
2031	5,611
Thereafter	473,872
Total lease payments	501,685
Less imputed interest	(402,509)
Total lease liability - finance lease	$99,176

The following table details the current and non-current portion of the lease liability under the Company’s finance lease as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Current lease liability - finance lease (1)	$4,866	$4,866
Noncurrent lease liability - finance lease	94,310	92,707
Total lease liability - finance lease (2)	$99,176	$97,573
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

The following table details the Company’s right-of-use asset obtained under the finance lease as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Right-of-use asset from recognition of finance lease	$95,150	$95,150
Favorable lease asset	8,008	8,008
Right-of-use asset - finance lease	103,158	103,158
Accumulated amortization of right-of-use asset	(4,026)	(2,485)
Right-of-use asset, net	$99,132	$100,673

The following table details the fixed and variable components of the Company’s finance lease for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Interest on lease liabilities	$1,763	$1,732	$5,262	$5,153
Amortization of right-of-use assets	514	514	1,541	1,541
Total finance lease costs	$2,277	$2,246	$6,803	$6,694

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

10. Equity and Redeemable Non-controlling Interest

Authorized Capital

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 2.2 billion shares of common stock, par value $0.01 per share, and up to 100 million shares of preferred stock, par value $0.01 per share. Of the 100 million shares of preferred stock authorized as of September 30, 2026 and December 31, 2025, 220 shares were issued and classified as Class A shares.

As of September 30, 2026 and December 31, 2025, the Company had authorized the following classes of common stock (in thousands):

		Shares Authorized
Classification	Par Value Per Share	September 30, 2026	December 31, 2025
Class A-I Shares	$0.01	50,000	50,000
Class A-II Shares	$0.01	50,000	50,000
Class T Shares	$0.01	500,000	500,000
Class S Shares	$0.01	500,000	500,000
Class D Shares	$0.01	500,000	500,000
Class I Shares	$0.01	500,000	500,000
Class E Shares	$0.01	100,000	100,000
Total		2,200,000	2,200,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock for the nine months ended September 30, 2026(1):

	For the nine months ended September 30, 2026
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock	Total
Beginning Balance, January 1, 2026	223	538,117	2,756,989	2,608,875	134,170	6,038,374
Common stock issued - primary offerings	2,224	163,291	—	1,770,993	—	1,936,508
Common stock issued - distribution reinvestment	57	12,262	90,455	101,676	2,131	206,581
Independent directors’ restricted stock grant(2)	—	—	—	—	31,948	31,948
Common stock repurchased	—	(19,825)	(61,234)	(27,356)	—	(108,415)
Ending Balance, September 30, 2026	2,504	693,845	2,786,210	4,454,188	168,249	8,104,996
(1)
As of September 30, 2026, there were no Class S or D shares issued and outstanding.
(2)
The independent directors’ restricted stock grant amounted to an aggregate award of $384,973 for the nine months ended September 30, 2026. The Company compensates each of its independent directors with an annual retainer of $175,000, consisting of approximately $78,750 in cash and $96,250 in the form of an annual grant of restricted stock. The cost of each grant is amortized over the one-year service period for each grant. See “— Share Based Compensation” below for details.

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

EQT Real Estate Holdings has committed to purchase $200.0 million in Class E shares of the Company’s common stock or Class E units of the Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor and their officers and employees. As of September 30, 2026, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount.

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

The following table summarizes the aggregate distributions declared on the Company’s common stock during the periods presented. For the nine months ended September 30, 2026, distributions were declared on the Company’s Class T, Class I, Class A-I, Class A-II and Class E common stock, which were the only classes of common stock outstanding during that period. For the nine months ended September 30, 2025, distributions were declared on the Company’s Class I, Class A-I, Class A-II and Class E common stock, which were the only classes of common stock outstanding during that period.

	For the three months ended September 30, 2026
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$0.12978	$0.12978	$0.12978	$0.12978	$0.12978
Distribution fee per share of common stock (1)	$(0.02409)	$—	$—	$—	$—
Net distributions declared per share of common stock	$0.10569	$0.12978	$0.12978	$0.12978	$0.12978

	For the three months ended September 30, 2025
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$—	$0.12978	$0.12978	$0.12978	$0.12978
Distribution fee per share of common stock (1)	$—	$—	$—	$—	$—
Net distributions declared per share of common stock	$—	$0.12978	$0.12978	$0.12978	$0.12978

	For the nine months ended September 30, 2026
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$0.38934	$0.38934	$0.38934	$0.38934	$0.38934
Distribution fee per share of common stock (1)	$(0.07061)	$—	$—	$—	$—
Net distributions declared per share of common stock	$0.31873	$0.38934	$0.38934	$0.38934	$0.38934

	For the nine months ended September 30, 2025
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$—	$0.36706	$0.36706	$0.32937	$0.36706
Distribution fee per share of common stock (1)	$—	$—	$—	$—	$—
Net distributions declared per share of common stock	$—	$0.36706	$0.36706	$0.32937	$0.36706

(1)
Distribution fees only apply to Class T, Class S and Class D common shares. For purposes of calculating NAV, the Company recognizes the distribution fees as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the lifetime cost, up to the applicable fee limit, of the distribution fees as an offering cost at the time the Company sells Class T, Class S or Class D common shares. As of September 30, 2026 and December 31, 2025, the Company had accrued $1,317 and $132, respectively, of distribution fees under GAAP that remained payable to the Dealer Manager related to the sale of Class T shares.

Preferred Stock

On June 9, 2023, the Company issued 220 shares of Class A preferred stock to eight officers and employees of the Adviser and its affiliates at a price of $1,000 per share. The shares of Class A preferred stock pay a 10% annual dividend and have a $1,000 per share liquidation preference. The Class A preferred stock may be redeemed at any time in the Company’s discretion by payment of $1,000 per share. A $50 per share redemption premium would have been applied in the event of redemption on or before December 31, 2024. No shares of Class A preferred stock had been redeemed as of September 30, 2026 and December 31, 2025. The shares of Class A preferred stock have no voting rights and may not be converted into any other class of security.

During the three and nine months ended September 30, 2026 and 2025, the cumulative dividends on Class A preferred shares were $6,000 and $17,000, respectively. Those amounts were recorded as Dividends to preferred stockholders on the Company's Consolidated Statements of Operations. Of the cumulative dividends on the Class A preferred shares for the three and nine months ended September 30, 2026, $11,000 was declared and paid in June 2026 and the remaining $6,000 was declared in November 2026 and will be paid in December 2026. Of the cumulative dividends on the Class A preferred shares for the three and nine months ended September 30, 2025, $11,000 was declared and paid in June 2025 and the remaining $6,000 was declared in November 2025 and paid in December 2025.

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

During the three and nine months ended September 30, 2026, the Company recorded $96,000 and $0.3 million of restricted stock amortization, respectively. During the three and nine months ended September 30, 2025, the Company recorded $0.2 million and $0.4 million of restricted stock amortization, respectively. These amounts were recorded as a component of General and administrative expenses in the Consolidated Statements of Operations.

The following summarizes the activity for Class E common stock issued pursuant to the Director Compensation Plan during the nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

For the nine months ended September 30, 2026			As of September 30, 2026
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2025	34,560	$11.14	0 months	$—
Granted	31,948	$12.05	9 months	$289
Forfeited	—
Vested	(34,560)	$11.14
Unvested restricted shares as of September 30, 2026	31,948

For the nine months ended September 30, 2025			As of September 30, 2025
Type	Restricted Stock	Weighted Average Grant Date Fair Value (per share)	Remaining Amortization Period	Unrecognized Compensation Cost
Unvested restricted shares as of December 31, 2024	38,156	$10.09	0 months	$—
Granted	34,560	$11.14	9 months	$289
Forfeited	—
Vested	(38,156)	$10.09
Unvested restricted shares as of September 30, 2025	34,560

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

For the three and nine months ended September 30, 2026, the Company repurchased 22,174 and 108,415 shares of common stock, respectively, satisfying all repurchase requests received for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company repurchased 3,767 and 3,767 shares of common stock, respectively, satisfying all repurchase requests received for the three and nine months ended September 30, 2025.

Redeemable non-controlling interest

As of September 30, 2026, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of approximately $197.1 million. Class E units include an embedded redemption feature that is considered to be outside the sole control of the Company. As a result, the Company has classified the Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

The following table details the redeemable non-controlling interest activity related to these units during the nine months ended September 30, 2026 ($ in thousands):

Beginning Balance as of January 1, 2026	$226,295
Net loss allocation	(106)
Distributions to non-controlling interest	(7,642)
Adjustment to redemption value	23,563
Ending Balance as of September 30, 2026	$242,110

11. Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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

The Company determined there are no significant segment expenses that require separate disclosure for the three and nine months ended September 30, 2026 and 2025, as the major categories of expenses regularly reviewed by the CODM to manage operations are reported on the Consolidated Statements of Operations.

13. Subsequent Events

As of the date of this filing, the Company has evaluated subsequent events and determined that, except as disclosed herein, no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements.

Distributions

On October 30, 2026, the Company declared a gross distribution of $0.04326 per share for its Class E, Class I, Class T, Class A-I and Class A-II common stock and a gross distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on October 31, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid to the Dealer Manager. The distributions were paid on November 10, 2026 and were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in the Company’s primary offerings subsequent to September 30, 2026, through the date of this filing (in thousands, except share and per share data):

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
October 1, 2026	Class I	19,077	$215	$11.27
October 1, 2026	Class A-II (1)	168,863	$1,874	$11.10
November 2, 2026	Class I	48,458	$550	$11.35
November 2, 2026	Class A-II (1)	57,666	$645	$11.18

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to September 30, 2026, through the date of this filing (in thousands, except share and per share data):

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
October 13, 2026	Class I	1,587	$18	$11.27
October 13, 2026	Class E (2)	272	$3	$12.21
October 13, 2026	Class A-I (1)	9,947	$111	$11.19
October 13, 2026	Class A-II (1)	15,247	$169	$11.10
October 13, 2026	Class T	8	$0	$11.25
November 10, 2026	Class I	1,588	$18	$11.35
November 10, 2026	Class E (2)	270	$3	$12.33
November 10, 2026	Class A-I (1)	9,915	$112	$11.27
November 10, 2026	Class A-II (1)	15,611	$175	$11.18
November 10, 2026	Class T	8	$0	$11.33

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

Share Repurchases

On October 31, 2026, the Company repurchased 9,550 shares of common stock, totaling approximately $0.1 million, pursuant to the Company's share repurchase plan. The Company satisfied all repurchase requests submitted in good order for the October 31, 2026 repurchase date.

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

As of November 10, 2026, we had received cumulative gross proceeds from our Current Offerings of $88.9 million from the sale of approximately 8.4 million shares of our common stock, including the shares issued pursuant to our distribution reinvestment plan. We intend to conduct continuous offerings of shares of our common stock.

Additionally, as of November 10, 2026, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount. See the discussion of the Sponsor Committed Amount under “—Liquidity and Capital Resources” below.

The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of offering proceeds we raise and other circumstances existing at the time we acquire such assets. As of November 10, 2026, we owned five industrial properties.

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

Q3 2026 Highlights

Operating Results:

•
Beginning in April 2024, we have declared monthly distributions. Monthly net distributions declared totaled $3.6 million for the three months ended September 30, 2026, including $2.5 million of distributions related to Class E units of the Operating Partnership owned by EQT Real Estate Holdings. The details of the annualized distribution rates and total returns as of September 30, 2026 are shown in the following table:

	Class I Shares	Class T Shares	Class E Shares	Class A-I Shares	Class A-II Shares
Annualized Distribution Rate(1)	4.61%	3.78%	4.25%	4.64%	4.68%
Year-to-Date Total Return, without upfront selling commissions(2)	8.14%	7.38%	10.49%	8.82%	8.27%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	n/a	3.74%	n/a	n/a	n/a
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	10.85%	7.93%	13.44%	11.20%	9.26%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	n/a	4.27%	n/a	n/a	n/a

(1)
The annualized distribution rate is calculated as the September 30, 2026 monthly net distribution (which represents the gross distribution less distribution fees for the applicable class of common stock) annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses.
(2)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any net distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year is annualized. We believe total return is a useful measure of the overall investment performance of our shares.
(3)
The inception date was September 3, 2024 for Class I shares, October 1, 2024 for Class A-I shares, February 3, 2025 for Class A-II shares, and December 1, 2025 for Class T shares. For purposes of this performance illustration, the Class E inception date is March 20, 2024, the date we commenced principal operations in connection with the acquisition of our first real estate investment.

Portfolio

Investments in Real Estate

As of September 30, 2026, we owned five industrial properties encompassing in the aggregate approximately 2.6 million rentable square feet. We acquired each of these properties from third parties unaffiliated with us or our Adviser. The following table is a summary of our real estate portfolio as of September 30, 2026:

Property	Location	Rentable Square Feet	Date Acquired	Property Type	Purchase Price(1)	Annualized Base Rent(2)	Average Annualized Base Rent	Average Remaining Lease Term	Occupancy
					(in thousands)	(in thousands)	per Sq. Ft. (3)	in Years
Georgetown Property	Georgetown, TX	449,642	3/20/2024	Industrial	$60,933	$3,809	$8.47	7.17	100%
Middletown Property	Middletown, PA	1,219,021	8/14/2024	Industrial	$170,500	$11,130	$9.13	8.08	100%
Nashville Property	Portland, TN	638,330	8/15/2024	Industrial	$75,000	$5,742	$9.00	9.08	100%
Washington Property(4)	Tukwila, WA	202,464	10/16/2024	Industrial	$81,500	$11,787	$58.22	9.58	100%
Torrance Property	Torrance, CA	76,007	12/23/2025	Industrial	$51,500	$2,979	$39.19	9.25	100%

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

As our real estate investments are comprised 100% of industrial properties as of September 30, 2026, a diversification chart by property type is not presented, as it would not provide any additional meaningful insight into the composition of the portfolio.

The following chart further describes the geographic diversification of our real estate investments as of September 30, 2026 (percentage is based on the September 30, 2026 fair value of the real estate investments).

Geographic Diversification
18%
26%
18%
38%
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

Significant Tenants

As of September 30, 2026, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our Annualized Base Rent. The following table is a summary of our significant tenants as of September 30, 2026:

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
(3)
As of September 30, 2026, the leases with Amazon.com Services LLC represent approximately 64% of our portfolio Annualized Base Rent. The obligations of Amazon.com Services LLC under its leases with us are guaranteed by its parent, Amazon.com, Inc. (“Amazon”). Amazon is a public company that is subject to the filing requirements of the Securities Exchange Act of 1934, as amended. Amazon is required to file its audited financial statements in its Annual Reports on Form 10-K and its unaudited interim financial statements in its Quarterly Reports on Form 10-Q, which can be found on the SEC’s website at www.sec.gov. Reference to Amazon’s filings with the SEC is solely for the information of investors. Amazon’s filings with the SEC should not be considered a part of or as incorporated by reference in this Quarterly Report on Form 10-Q.

Portfolio Lease Expirations

The following table sets forth a schedule of expiring leases for our real estate portfolio by number of leases, Annualized Base Rent and rentable square feet as of September 30, 2026:

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

Results of Operations

As of September 30, 2026 and 2025, we owned five and four industrial properties, respectively. As a result, our results of operations presented for the three and nine months ended September 30, 2026 and 2025 are not directly comparable.

Comparison of the three months ended September 30, 2026 versus the three months ended September 30, 2025

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026 and 2025 ($ in thousands):

	For the three months ended September 30,
	2026	2025	Change
Revenues
Rental revenue	$10,129	$9,216	$913
Total Revenues	10,129	9,216	913
Expenses
Rental property operating expenses	1,299	1,120	179
General and administrative expenses	740	866	(126)
Management fee	169	92	77
Performance participation allocation	314	129	185
Depreciation and amortization	3,767	3,552	215
Total Expenses	6,289	5,759	530
Other Income (Expense)
Interest income	282	573	(291)
Interest expense	(4,503)	(4,466)	(37)
Total Other Income (Expense)	(4,221)	(3,893)	(328)
Net (Loss)	$(381)	$(436)	$55
Dividends to preferred stockholders	$(6)	$(6)	$—
Net (income) loss attributable to redeemable non-controlling interest	(68)	174	(242)
Net (loss) attributable to common stockholders	$(455)	$(268)	$(187)

Rental revenue

Rental revenue primarily consists of base rent from tenant leases at our properties.

For the three months ended September 30, 2026 and 2025, we earned $10.1 million and $9.2 million of rental income from our real estate investments, respectively. The $0.9 million increase was primarily due to the acquisition of an industrial property on December 23, 2025, as well as higher tenant reimbursement income at our existing properties, driven by higher recoverable property operating expenses, during the three months ended September 30, 2026 as compared to the comparative period in 2025.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Rental property operating expenses include, among other expenses, insurance, utilities, real estate taxes and repair and maintenance expenses.

For the three months ended September 30, 2026 and 2025, rental property operating expenses were $1.3 million and $1.1 million, respectively. The $0.2 million increase in rental property operating expenses was primarily due to the incremental operating expenses from the industrial property acquired on December 23, 2025, as well as higher operating expenses, including those recoverable from tenants, at our existing properties, during the three months ended September 30, 2026 as compared to the comparative period in 2025.

General and administrative expenses

General and administrative expenses include but are not limited to corporate-level expenses such as audit fees, legal expenses, transfer agent expenses and fund administration expenses.

For the three months ended September 30, 2026 and 2025, general and administrative expenses were $0.7 million and $0.9 million, respectively. The $0.2 million decrease in general and administrative expenses was primarily due to lower professional fees and lower restricted stock amortization expense for the three months ended September 30, 2026 as compared to the comparative period in 2025.

For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Management fees

Management fees are earned by our Adviser for providing services pursuant to the advisory agreement and are calculated as a percentage of the aggregate NAV of our classes of common stock, with applicable rates varying by share class.

For the three months ended September 30, 2026 and 2025, we incurred $0.2 million and $92,000 of management fees, respectively. The $77,000 increase was due to a higher average NAV during the three months ended September 30, 2026 as compared to the comparative period in 2025, which resulted in higher management fees under the NAV-based fee structure.

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

For the three months ended September 30, 2026 and 2025, we accrued $0.3 million and $0.1 million for the performance participation allocation, respectively. The increase of $0.2 million in the performance participation allocation was primarily attributable to a higher Total Return of the Operating Partnership for the three months ended September 30, 2026 as compared to the comparative period in 2025.

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

For the three months ended September 30, 2026 and 2025, we recorded $3.8 million and $3.6 million in depreciation and amortization expenses, respectively. The $0.2 million increase in depreciation and amortization expenses was primarily due to the industrial property acquired on December 23, 2025, resulting in higher depreciation and amortization expenses.

Interest income

Interest income primarily consists of interest earned from a short-term investment account.

For the three months ended September 30, 2026 and 2025, we recorded $0.3 million and $0.6 million of interest income, respectively. The $0.3 million decrease in interest income was primarily driven by the lower average short-term investment account balances during the three months ended September 30, 2026 as compared to the comparative period in 2025, as a significant portion of the cash held during the comparative period in 2025 was subsequently deployed for the acquisition of an industrial property on December 23, 2025.

Interest expense

Interest expense primarily consists of interest on mortgage notes, including amortization of deferred financing costs, and interest on finance lease liabilities.

For the three months ended September 30, 2026, we recognized total interest expense of $4.5 million, consisting of (i) $2.7 million related to our outstanding mortgage notes, including the amortization of deferred financing costs of $24,000; and (ii) $1.8 million related to interest on our finance lease liabilities. For the three months ended September 30, 2025, we recognized total interest expense of $4.5 million, consisting of (i) $2.7 million related to our outstanding mortgage notes, including the amortization of deferred financing costs of $22,000; and (ii) $1.7 million related to interest on our finance lease liabilities. The increase of approximately $37,000 in interest expense for the three months ended September 30, 2026 as compared to the comparative period in 2025 primarily reflects normal period-over-period variation in interest expense recognized under the effective interest method on our finance lease liabilities and deferred financing costs.

Net income/loss attributable to redeemable non-controlling interest

As of September 30, 2026, the Operating Partnership had issued approximately 19.6 million Class E units to EQT Real Estate Holdings for aggregate consideration of approximately $197.1 million. Class E units include an embedded redemption feature that is considered to be outside our sole control. As a result, we have classified the Class E units as redeemable non-controlling interest in mezzanine equity on our Consolidated Balance Sheets.

Net income and loss attributable to redeemable non-controlling interest was income of $68,000 for the three months ended September 30, 2026 and a loss of $0.2 million for the three months ended September 30, 2025. The $0.2 million change was primarily due to the improvement in our results of operations before the management fee and performance participation allocation, which are borne solely by holders of our common stock and are not allocated to the redeemable non-controlling interest.

Comparison of the nine months ended September 30, 2026 versus the nine months ended September 30, 2025

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the nine months ended September 30,
	2026	2025	Change
Revenues
Rental revenue	$31,032	$27,628	$3,404
Total Revenues	31,032	27,628	3,404
Expenses
Rental property operating expenses	4,559	3,349	1,210
General and administrative expenses	2,443	2,677	(234)
Management fee	447	202	245
Performance participation allocation	898	344	554
Depreciation and amortization	11,302	10,646	656
Total Expenses	19,649	17,218	2,431
Other Income (Expense)
Interest income	639	1,427	(788)
Interest expense	(13,480)	(13,367)	(113)
Total Other Income (Expense)	(12,841)	(11,940)	(901)
Net (Loss)	$(1,458)	$(1,530)	$72
Dividends to preferred stockholders	$(17)	$(17)	$—
Net loss attributable to redeemable non-controlling interest	106	849	(743)
Net (loss) attributable to common stockholders	$(1,369)	$(698)	$(671)

Rental revenue

For the nine months ended September 30, 2026 and 2025, we earned $31.0 million and $27.6 million of rental income from our real estate investments, respectively. The $3.4 million increase in rental revenue was primarily due to the acquisition of an industrial property on December 23, 2025, as well as higher tenant reimbursement income, including reimbursements for rental operating expenses, at our existing properties, during the nine months ended September 30, 2026 as compared to the comparative period in 2025.

Rental property operating expenses

For the nine months ended September 30, 2026 and 2025, rental property operating expenses were $4.6 million and $3.3 million, respectively. The $1.3 million increase in rental property operating expenses was primarily due to the acquisition of an industrial property on December 23, 2025 and the related incremental operating expenses associated with the ownership and operation of this additional property, as well as higher operating expenses at our existing properties, including expenses that are recoverable from tenants, during the nine months ended September 30, 2026 as compared to the comparative period in 2025.

General and administrative expenses

For the nine months ended September 30, 2026 and 2025, general and administrative expenses were $2.4 million and $2.7 million, respectively. The $0.3 million decrease was mainly due to lower professional fees and lower restricted stock amortization expense for the nine months ended September 30, 2026 as compared to the comparative period in 2025.

For a discussion of our Adviser’s support measures, see “—Liquidity and Capital Resources” below.

Management fees

For the nine months ended September 30, 2026 and 2025, we incurred $0.4 million and $0.2 million of management fees, respectively. The $0.2 million increase was due to a higher average NAV during the nine months ended September 30, 2026 as compared to the comparative period in 2025, which resulted in higher management fees under the NAV-based fee structure.

Performance participation allocation

For the nine months ended September 30, 2026 and 2025, we accrued $0.9 million and $0.3 million for the performance participation allocation, respectively. The increase of $0.6 million in the performance participation allocation was primarily attributable to a higher Total Return for the nine months ended September 30, 2026 as compared to the comparative period in 2025.

Depreciation and amortization

For the nine months ended September 30, 2026 and 2025, we recorded $11.3 million and $10.6 million in depreciation and amortization expenses, respectively. The $0.7 million increase in depreciation and amortization expenses was primarily due to the acquisition of an industrial property on December 23, 2025, resulting in higher depreciation and amortization expenses.

Interest income

For the nine months ended September 30, 2026 and 2025, we recorded $0.6 million and $1.4 million of interest income, respectively. The $0.8 million decrease in interest income was primarily driven by the lower average short-term investment account balances during the nine months ended September 30, 2026 as compared to the comparative period in 2025, as a significant portion of the cash held during the comparative period in 2025 was subsequently deployed for the acquisition of an industrial property on December 23, 2025.

Interest expense

For the nine months ended September 30, 2026, we recognized total interest expense of $13.5 million, consisting of (i) $8.2 million related to our outstanding mortgage notes, including the amortization of deferred financing costs of $71,000; and (ii) $5.3 million related to interest on our finance lease liabilities. For the nine months ended September 30, 2025, we recognized total interest expense of $13.4 million, consisting of (i) $8.2 million related to our outstanding mortgage notes, including the amortization of deferred financing costs of $67,000; and (ii) $5.2 million related to interest on our finance lease liabilities. The increase of approximately $0.1 million in interest expense for the nine months ended September 30, 2026 as compared to the comparative period in 2025 primarily reflects normal period-over-period variation in interest expense recognized under the effective interest method on our finance lease liabilities and deferred financing costs.

Net loss attributable to redeemable non-controlling interest

For the nine months ended September 30, 2026 and 2025, net loss attributable to redeemable non-controlling interest was $0.1 million and $0.8 million, respectively. The $0.7 million decrease was primarily due to the decrease in our net loss before the management fee and performance participation allocation, which are borne solely by holders of our common stock, as well as an increase in weighted-average shares of common stock outstanding, which decreased the percentage of net loss allocable to the redeemable non-controlling interest.

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

For more information regarding the calculation of our NAV per share of each class and how our properties and real estate related securities will be valued, see the “Net Asset Value Calculation and Valuation Guidelines” section in our prospectus dated April 23, 2026, as amended and supplemented.

September 30, 2026 NAV

Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of September 30, 2026 as well as Class E units of our Operating Partnership held by an affiliate of our Sponsor. The following table provides a breakdown of the major components of our total NAV as of September 30, 2026 ($ and shares/units in thousands):

Components of NAV	September 30, 2026
Investments in real estate at fair value	$484,400
Cash and cash equivalents	38,009
Restricted cash	5,597
Other assets	1,496
Mortgage notes at fair value, net of deferred financing costs	(190,484)
Other liabilities	(4,909)
Management fee payable	(60)
Accrued performance participation allocation	(898)
Accrued distribution fees (1)	0
Preferred stock	(226)
Net asset value	$332,925
Number of outstanding shares/units	27,701

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1) Distribution fees only apply to Class T, Class S and Class D common shares. For purposes of calculating our NAV, we recognize the distribution fees as a reduction of our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost, up to the applicable fee limit, of the distribution fees as an offering cost at the time we sell Class T, Class S or Class D common shares. As of September 30, 2026, we had accrued $1,317 of distribution fees under GAAP that remained payable to the Dealer Manager related to the sale of Class T shares. The Dealer Manager does not retain any of these fees. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to selected dealers and servicing broker-dealers, and will rebate distribution fees to us to the extent a broker-dealer is not eligible to receive them.

The following table sets forth our total NAV and NAV per share/unit by class as of September 30, 2026 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class T Shares	Class I Shares	Class A-I Shares	Class A-II Shares	Class E Shares	Class E Units	Total
Net asset value	$28	$7,877	$31,412	$49,817	$1,681	$242,110	$332,925
Number of outstanding shares/units	3	694	2,785	4,454	137	19,628	27,701
NAV per share/unit as of September 30, 2026	$11.33	$11.35	$11.27	$11.18	$12.33	$12.33

The valuation of our investments in real estate as of September 30, 2026 was provided by our independent valuation advisor. The weighted averages for certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table:

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.32%	5.84%

A change in these assumptions would impact the calculation of the value of the investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on the value of the investments in real estate:

Input	Hypothetical Change	Industrial Property Values
Discount Rate	0.25% decrease	1.92%
(weighted average)	0.25% increase	(1.86%)
Exit Capitalization Rate	0.25% decrease	2.73%
(weighted average)	0.25% increase	(2.50%)

The following table reconciles deficit and redeemable non-controlling interest per our Consolidated Balance Sheet as of September 30, 2026 to our NAV ($ in thousands):

Reconciliation of Deficit and Redeemable Non-controlling Interest to NAV	September 30, 2026
Total deficit under GAAP	$(906)
Redeemable non-controlling interest	242,110
Total deficit and redeemable non-controlling interest under GAAP	$241,204
Adjustments:
Accrued distribution fees	1
Preferred stock and accumulated dividends	(226)
Organization, offering and operating expenses	17,442
Straight-line rent receivable	(10,347)
Unrealized real estate and borrowings appreciation, net	58,478
Accumulated depreciation and amortization	26,329
Finance lease-related assets and liabilities recognized under ASC 842	44
NAV	$332,925

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

As of September 30, 2026, we had accrued approximately $8.9 million of organization and offering expenses in our Current Offerings and Follow-on Offering and $8.5 million of general and administrative related costs that are payable to the Adviser, that are included in Due to affiliates on our Consolidated Balance Sheets as of September 30, 2026.

As of December 31, 2025, we had accrued approximately $7.8 million of organization and offering expenses in our Current Offerings and $6.5 million of general and administrative related costs that are payable to the Adviser, that are included in Due to affiliates on our Consolidated Balance Sheets as of December 31, 2025.

EQT Real Estate Holdings has committed to purchase a total of $200.0 million in Class E shares of our common stock or Class E units of our Operating Partnership, or a combination thereof (the “Sponsor Committed Amount”); provided that EQT Real Estate Holdings may invest a smaller amount to the extent the reduction is offset by an investment by other affiliates of the Sponsor or their officers and employees. As of September 30, 2026, EQT Real Estate Holdings had purchased approximately 19.6 million Class E units of the Operating Partnership for an aggregate purchase price of approximately $197.1 million as part of the Sponsor Committed Amount.

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

As of September 30, 2026, we had received cumulative gross proceeds from our Current Offerings of approximately $81.1 million from the sale of approximately 7.7 million shares of our common stock, excluding proceeds from shares issued under our distribution reinvestment plan. We intend to conduct continuous offerings of shares of our common stock. If we are unable to raise substantial funds in our offerings, we will be limited in the number and type of investments we make, and the value of an investment in us will be dependent on the performance of the specific assets we acquire. We will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

No new mortgage indebtedness was incurred during the three and nine months ended September 30, 2026 or 2025. During the year ended December 31, 2024, in connection with certain of our real estate acquisitions, we incurred mortgage indebtedness in an aggregate principal amount of approximately $194.9 million. These mortgage notes are secured by four of our real estate investments and bear interest at fixed rates ranging from 5.35% to 5.75%. The notes have maturity dates of March 1, 2032 and September 1, 2034. We intend to meet our obligations related to these mortgage notes through a combination of cash flows generated by our operations, proceeds from property dispositions, and refinancing activities, as appropriate. We evaluate our debt obligations to optimize our capital structure and reduce the cost of capital. As of September 30, 2026, we were in compliance with all covenants related to our mortgage notes, including net worth and liquidity, among others. We believe that our existing cash balance, cash flows from operations and cash flows from financing activities are sufficient to meet our debt service obligations and other liquidity needs in the foreseeable future.

The following table details the mortgage notes as of September 30, 2026 and December 31, 2025 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Fixed rate mortgage notes
Middletown Mortgage Loan (1)	5.35%	March 1, 2032	$85,250	$85,250
State Farm Portfolio Mortgage Loan (2)	5.75%	September 1, 2034	109,600	109,600
Total loans secured by real estate			194,850	194,850
Deferred financing costs, net			(779)	(850)
Mortgage notes, net			$194,071	$194,000

(1)
The Middletown Mortgage Loan is secured by the Middletown Property.
(2)
The State Farm Portfolio Mortgage Loan is secured by the Georgetown Property, the Nashville Property and the Washington Property.

As of September 30, 2026, our leverage ratio was 31%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value or cost) plus the equity in our real estate related securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Our target leverage ratio after our ramp-up period is approximately 50% to 60%. We will consider our ramp-up period to end after we have raised substantial offering proceeds and acquired a broad portfolio of equity real estate investments. Prior to that time, we will balance the goal of achieving our target leverage ratio with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. We cannot predict how long our ramp-up period will last and cannot provide assurances that we will be able to raise substantial offering proceeds.

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

For the nine months ended September 30, 2026, we fulfilled $1.3 million of repurchase requests pursuant to our share repurchase plan, which represented all repurchase requests received for the nine months ended September 30, 2026.

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

The following tables summarize the aggregate distributions declared for each class of our common stock for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30, 2026
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$0.38934	$0.38934	$0.38934	$0.38934	$0.38934
Distribution fee per share of common stock (1)	$(0.07061)	$—	$—	$—	$—
Net distributions declared per share of common stock	$0.31873	$0.38934	$0.38934	$0.38934	$0.38934

	For the nine months ended September 30, 2025
	Class T Common Stock	Class I Common Stock	Class A-I Common Stock	Class A-II Common Stock	Class E Common Stock
Aggregate gross distributions declared per share of common stock	$—	$0.36706	$0.36706	$0.32937	$0.36706
Distribution fee per share of common stock (1)	$—	$—	$—	$—	$—
Net distributions declared per share of common stock	$—	$0.36706	$0.36706	$0.32937	$0.36706

(1)
Distribution fees only apply to Class T, Class S and Class D common shares. For purposes of calculating NAV, we recognize the distribution fees as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost, up to the applicable fee limit, of the distribution fees as an offering cost at the time we sell Class T, Class S or Class D common shares. As of September 30, 2026, we had accrued $1,317 of distribution fees under GAAP that remained payable to the Dealer Manager related to the sale of Class T shares.

As of September 30, 2026, we did not have any outstanding shares of Class S or Class D common stock.

The following tables summarize distributions paid on our shares of common stock, shares of Class A preferred stock and Class E units of our Operating Partnership held by an affiliate of our Sponsor during the nine months ended September 30, 2026 and the year ended December 31, 2025 ($ in thousands):

	For the nine months ended September 30, 2026
	Amount	Percentage
Distributions
Paid in cash	$8,050	78.0%
Reinvested in shares	2,258	21.9%
Dividends to preferred stockholders	11	0.1%
Total distributions	$10,319	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$10,319	100.0%
Total source of distributions	$10,319	100.0%

Net cash provided by operating activities	$12,943

	For the year ended December 31, 2025
	Amount	Percentage
Distributions
Paid in cash	$9,994	85.4%
Reinvested in shares	1,687	14.4%
Dividends to preferred stockholders	22	0.2%
Total distributions	$11,703	100.0%

Source of Distributions
Paid from cash flow from current period operating activities	$11,703	100.0%
Total source of distributions	$11,703	100.0%

Net cash provided by operating activities	$13,948

For the nine months ended September 30, 2026, our net loss was $1.5 million. For the year ended December 31, 2025, our net loss was $1.9 million.

In addition to the distributions paid during the nine months ended September 30, 2026 as shown in the table above, we declared aggregate net distributions of $1.2 million on our outstanding classes of common stock and Class E units of our Operating Partnership as of the close of business on September 30, 2026. The distributions were paid on October 13, 2026 and were paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan. Such amounts are recorded in accounts payable and accrued expenses on the Consolidated Balance Sheets as of September 30, 2026.

Fees and Expenses Payable to Our Adviser and its Affiliates

The tables below provide information regarding fees and expenses payable to our Adviser and its affiliates in connection with our offerings and our operations. The tables include amounts incurred for the nine months ended September 30, 2026 and the year ended December 31, 2025 and related amounts payable as of September 30, 2026 and December 31, 2025 ($ in thousands):

	For the nine months ended September 30, 2026	As of September 30, 2026
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$1,098	$8,919
Upfront selling commissions and dealer manager fees	1	—
Distribution fees	1	1
Operational
Advanced general and administrative expenses (2)	2,001	8,523
Property management fee	305	31
Management fee	447	60
Performance participation allocation	898	898
Total	$4,751	$18,432

	For the year ended December 31, 2025	As of December 31, 2025
Form of Compensation	Incurred	Payable
Offering
Advanced organization and offering expenses (1)	$703	$7,821
Upfront selling commissions and dealer manager fees	0	—
Distribution fees	0	0
Operational
Advanced general and administrative expenses (2)	3,104	6,522
Acquisition related (3)	43	—
Property management fee	307	27
Management fee	315	40
Performance participation allocation	535	535
Total	$5,007	$14,945

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents and restricted cash ($ in thousands):

	For the nine months ended September 30,
	2026	2025	Change
Cash flows provided by operating activities	$12,943	$10,750	$2,193
Cash flows (used in) investing activities	—	(7,365)	7,365
Cash flows provided by financing activities	11,819	27,722	(15,903)
Net change in cash, cash equivalents and restricted cash	$24,762	$31,107	$(6,345)

Cash flows provided by operating activities increased by $2.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily attributable to an increase in cash flows from operations from our investments in real estate as a result of the acquisition of an industrial property on December 23, 2025 resulting in an increase in income from operations in 2026.

Cash flows used in investing activities decreased by $7.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily attributable to capital expenditures incurred in the prior period that did not recur in 2026.

Cash flows provided by financing activities decreased by $15.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily attributable to lower proceeds from the issuance of common stock. The decrease was further driven by share repurchases and an increase in total distributions paid on both common stock and redeemable non-controlling interest during the nine months ended September 30, 2026.

Contractual Obligations and Commitments

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2026 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Advanced general and administrative expenses (1)	$8,523	$852	$3,409	$3,409	$853
Advanced organization and offering expenses (1)	8,919	892	3,568	3,568	891
Mortgage indebtedness (2)	270,351	10,863	21,726	21,726	216,036
Ground lease	501,685	4,880	10,308	11,223	475,274
Total	$789,478	$17,487	$39,011	$39,926	$693,054

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions

On October 30, 2026, we declared a gross distribution of $0.04326 per share for our Class E, Class I, Class T, Class A-I and Class A-II common stock and a gross distribution of $0.04326 per unit for the Class E units of the Operating Partnership for stockholders and unitholders, respectively, as of the close of business on October 31, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid to the Dealer Manager. The distributions were paid on November 10, 2026 and were paid in cash or reinvested in shares of our common stock for stockholders participating in the distribution reinvestment plan.

Capital Raising

Below is a table summarizing capital raising activities in our primary offerings subsequent to September 30, 2026, through the date of this filing (in thousands, except share and per share data):

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
October 1, 2026	Class I	19,077	$215	$11.27
October 1, 2026	Class A-II (1)	168,863	$1,874	$11.10
November 2, 2026	Class I	48,458	$550	$11.35
November 2, 2026	Class A-II (1)	57,666	$645	$11.18

Below is a table summarizing shares issued pursuant to the distribution reinvestment plan that occurred subsequent to September 30, 2026, through the date of this filing (in thousands, except share and per share data):

Trade Date	Share Class	Shares Issued	Aggregate Gross Purchase Price	Price per Share
October 13, 2026	Class I	1,587	$18	$11.27
October 13, 2026	Class E (2)	272	$3	$12.21
October 13, 2026	Class A-I (1)	9,947	$111	$11.19
October 13, 2026	Class A-II (1)	15,247	$169	$11.10
October 13, 2026	Class T	8	$0	$11.25
November 10, 2026	Class I	1,588	$18	$11.35
November 10, 2026	Class E (2)	270	$3	$12.33
November 10, 2026	Class A-I (1)	9,915	$112	$11.27
November 10, 2026	Class A-II (1)	15,611	$175	$11.18
November 10, 2026	Class T	8	$0	$11.33

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

Share Repurchases

On October 31, 2026, we repurchased 9,550 shares of common stock, totaling approximately $0.1 million, pursuant to our share repurchase plan. We satisfied all repurchase requests submitted in good order for the October 31, 2026 repurchase date.

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

All of our mortgage indebtedness as of September 30, 2026 was fixed rate debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate debt.

As of September 30, 2026, the fair value of our fixed rate debt was $191.3 million and the outstanding principal balance of our fixed rate debt was $194.9 million. The fair value of our fixed rate debt is estimated using a discounted cash flow analysis that considers the following factors: (1) differences between the contract rate and market rates as of the date of value, (2) the implied equity discount rate given the unleveraged discount rate and indicated leverage, and (3) impact of the debt from the perspective of market participants in the context of a sale of the property and concurrent transfer of the debt. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid or assumed) and the amounts due under such instruments would be limited to the outstanding principal balance, any accrued and unpaid interest and any applicable prepayment premium, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All sales of unregistered securities during the three months ended September 30, 2026 were previously reported.

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

Through September 30, 2026, we had sold the following shares of common stock and raised the following proceeds in connection with our Offering (in thousands, except share data):

	Shares	Gross offering proceeds	Upfront selling commissions and dealer manager fees		Net offering proceeds
Primary Offering
Class I Shares	697,722	$7,433	$—	(1)	$7,433
Class T Shares	2,447	28	1	(2)	27
Distribution Reinvestment Plan
Class I Shares	22,558	245	—		245
Class T Shares	57	1	—		1

Total	722,784	$7,707	$1		$7,706

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1)
No upfront selling commissions, dealer manager fees or distribution fees are paid with respect to the purchase of Class I shares.
(2)
We also pay the Dealer Manager selling commissions over time as distribution fees.

As of September 30, 2026, we have not sold any Class S or Class D shares in the Offering. We intend to conduct continuous offerings of shares of our common stock.

From the commencement of our Offering through September 30, 2026, we incurred the following offering expenses related to the Offering ($ in thousands):

Offering Expenses
Upfront selling commissions (1)	$1
Dealer manager fees (1)	0
Distribution fees (1)	1
Other offering expenses (2)	8,239
Total offering expenses	$8,241

The table is presented with dollars shown in thousands and amounts that round to less than $1 thousand are reflected as $0 rather than as a dash.

(1)
From the commencement of our Offering through September 30, 2026, we incurred approximately $1,000 of upfront selling commissions and dealer manager fees, and approximately $1,000 of distribution fees. Under GAAP, we accrue the lifetime cost, up to the applicable fee limit, of the distribution fees as an offering cost at the time we sell Class T, Class S or Class D shares. As of September 30, 2026, we had accrued $1,317 of distribution fees under GAAP that remained payable to the Dealer Manager related to the sale of Class T shares.
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

As of September 30, 2026, we have primarily used the net proceeds from unregistered sales of Class E units of the Operating Partnership, the net proceeds from unregistered sales of Class A-I and Class A-II shares of our common stock, the net proceeds from the Offering and debt financings to acquire $428.2 million of investments in real estate.

During the three months ended September 30, 2026, we did not acquire any real estate investments.

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

During the three months ended September 30, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as a Percentage of NAV(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs(2)
July 2026	11,677	$11.13	11,677	0.16%	—
August 2026	2,558	11.04	2,558	0.03%	—
September 2026	7,939	11.16	7,939	0.10%	—
Total	22,174	$11.13	22,174	0.29%	—

(1)
All shares repurchased were repurchased through our share repurchase plan and all repurchase requests for the three months ended September 30, 2026 were satisfied. We funded our repurchases with cash flow from operations from current and prior periods.
(2)
Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all common stock outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)
Unregistered Sales of Equity Securities

On November 10, 2026, we issued 269.940 shares of Class E common stock at a price per share of $12.33 to two of the Company’s independent directors, for an aggregate purchase price of approximately $3.33 thousand. The shares issued to the independent directors pursuant to the Company’s distribution reinvestment plan were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act.

On November 10, 2026, we issued 9,914.501 shares of Class A-I common stock at a price per share of $11.27 for an aggregate purchase price of approximately $0.11 million and 15,611.260 shares of Class A-II common stock at a price per share of $11.18 for an aggregate purchase price of approximately $0.17 million.

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

(b)
Not applicable.
(c)
During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a‑1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5‑1 trading arrangement” or any “non-Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EQT EXETER REAL ESTATE INCOME TRUST, INC.
November 10, 2026	/s/ Ali Houshmand
Date	Ali Houshmand President, Portfolio Manager and Director (Principal Executive Officer)

November 10, 2026	/s/ Danielle Domzalski
Date	Danielle Domzalski Vice President and Interim Principal Financial Officer (Principal Financial Officer)